Form 10-Q
period 1995-09-30
NORTHERN ILLINOIS FINANCIAL CORP
filed 1995-11-13
CIK 826447

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

              (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995

                                   - OR -

           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to

                       Commission file number 0-17728
                   Northern Illinois Financial Corporation
           (Exact Name of Registrant as Specified in its Charter)

            Illinois                                    36-6137500
  State or Other Jurisdiction of                     (IRS Employer
  Incorporation or Organization)                      Identification No.)

   486 W. Liberty St., Wauconda, IL                     60084-2489
  (Address of Principal Executive Office)                (Zip Code)

  Registrant's telephone number, including area code:  (708) 487-1818


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on October 31, 1995 was 2,956,440 shares.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                       FORM 10-Q - QUARTERLY REPORT

                   FOR QUARTER ENDED SEPTEMBER 30, 1995



                             TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                    Page

  Item 1. Financial Statements

    Consolidated Balance Sheets, September 30, 1995
       and December 31, 1994.                                    1

    Consolidated Statements of Income
       Nine Months Ended September 30, 1995 and 1994             2 - 3
       Three Months Ended September 30, 1995 and 1994            4 - 5

    Consolidated Statements of Changes in Shareholders'
       Equity, Nine Months Ended September 30, 1995 and 1994     6

    Consolidated Statements of Cash Flow, Nine Months
       Ended September 30, 1995 and 1994                         7 - 8

    Notes to Consolidated Financial Statements                   9

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          10 - 18


PART II. OTHER INFORMATION                                       19

  Item 6. A. Exhibits

          B. Reports on Form 8-K

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted
                            except share data)

                                             September 30,  December 31,
                                                 1995           1994
                                              (Unaudited )   (Audited)

Cash and due from banks                          $ 25,877      $ 27,856
Interest bearing deposits in other banks              196         1,128
Securities
  Held for investment, at amortized cost
    (market value $71,527 in 1995
    and $73,756 in 1994)                           69,674        73,661
  Available for sale, at market                   248,372       249,196
Federal funds sold                                 20,350         9,010
Loans, net of unearned income                     530,735       478,255
Less allowance for loan losses                     (5,652)       (6,050)
Premises and equipment                             22,472        22,553
Accrued interest receivable                         7,799         6,862
Other real estate owned                             1,410         1,575
Other assets                                        6,413         8,517
                                                  -------       -------
                                                 $927,646      $872,563
                                                  =======       =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Noninterest bearing                          $103,261      $112,640
    Interest bearing                              675,333       629,061
                                                  -------       -------
          Total deposits                          778,594       741,701
  Short-term borrowings                            45,881        40,577
  Long-term borrowings                              6,588         5,650
  Other liabilities                                 9,156         9,104
  Dividends payable                                   503           872
                                                  -------       -------
          Total liabilities                       840,722       797,904
                                                  -------       -------
Shareholders' equity
  Common stock, no par value; authorized
    10,000,000 shares; issued and outstanding
    2,956,784 and 3,006,477 shares                 16,697        16,978
  Retained earnings                                65,888        61,090
  Net unrealized securities gains(losses)           4,339        (3,409)
                                                  -------       -------
          Total shareholders' equity               86,924        74,659
                                                  -------       -------
                                                 $927,646      $872,563
                                                  =======       =======


                  The accompanying notes are an integral
                    part of these financial statements.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                              (000's omitted
                          except per share data)

               NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                    1995          1994

Interest income
  Interest and fees on loans                      $33,354       $27,824
  Interest on federal funds sold                      590           289
  Interest on securities
    Taxable                                        10,184         8,670
    Exempt from federal income tax                  3,403         3,744
  Interest on deposits in other banks                  12           121
  Other interest income                                              10
                                                   ------        ------
          Total interest income                    47,543        40,658
                                                   ------        ------
Interest expense
  Interest on deposits                             20,690        15,760
  Interest on short-term borrowings                 1,926         1,410
  Interest on long-term obligations                   325            61
                                                   ------        ------
          Total interest expense                   22,941        17,231
                                                   ------        ------
Net interest income                                24,602        23,427
Provision for loan losses                             154           400
                                                   ------        ------
Net interest income after provision
  for loan losses                                  24,448        23,027
                                                   ------        ------
Other income
  Fees for customer deposit services                2,514         2,257
  Other operating income                            1,554         1,169
  Trust department income                             330           287
  Securities gains                                  1,629           930
                                                   ------        ------
          Total other income                        6,027         4,643
                                                   ------        ------
Other expenses
  Salaries and employee benefits                   10,980        10,764
  Occupancy and equipment expense                   2,985         2,849
  Data processing                                     863         1,239
  Other                                             6,359         6,238
                                                   ------        ------
          Total other expenses                     21,187        21,090
                                                   ------        ------







                  The accompanying notes are an integral
                    part of these financial statements.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                (Continued)
                              (000's omitted
                          except per share data)

               NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                    1995          1994


Income before income taxes                        $ 9,288       $ 6,580
Applicable income taxes                             1,882         1,108
                                                   ------        ------
Net income                                        $ 7,406       $ 5,472
                                                   ======        ======

Average number of common shares
  outstanding                                       2,976         3,017
                                                   ======        ======
Earnings per common share                         $  2.49       $  1.81
                                                   ======        ======


































                  The accompanying notes are an integral
                    part of these financial statements.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                              (000's omitted
                          except per share data)

              THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                    1995          1994

Interest income
  Interest and fees on loans                      $11,621       $ 9,618
  Interest on federal funds sold                      175           166
  Interest on securities
    Taxable                                         3,565         2,984
    Exempt from federal income tax                  1,141         1,231
  Interest on deposits in other banks                   3            55
  Other interest income                                               3
                                                   ------        ------
          Total interest income                    16,505        14,057
                                                   ------        ------
Interest expense
  Interest on deposits                              7,414         5,448
  Interest on short-term borrowings                   675           530
  Interest on long-term obligations                   110            46
                                                   ------        ------
          Total interest expense                    8,199         6,024
                                                   ------        ------
Net interest income                                 8,306         8,033
Provision for loan losses                              60            31
                                                   ------        ------
Net interest income after provision
  for loan losses                                   8,246         8,002
                                                   ------        ------
Other income
  Fees for customer deposit services                  849           787
  Other operating income                              554           377
  Trust department fees                               115            96
  Securities gains                                    405           903
                                                   ------        ------
          Total other income                        1,923         2,163
                                                   ------        ------
Other expenses
  Salaries and employee benefits                    3,589         3,570
  Occupancy and equipment expense                   1,072           927
  Data processing                                     256           422
  Other                                             1,884         1,846
                                                   ------        ------
          Total other expenses                      6,801         6,765
                                                   ------        ------







                  The accompanying notes are an integral
                    part of these financial statements.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                (Continued)
                              (000's omitted
                          except per share data)

              THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                    1995          1994

Income before income taxes                        $ 3,368       $ 3,400
Applicable income taxes                               609           635
                                                   ------        ------
Net income                                        $ 2,759       $ 2,765
                                                   ======        ======

Average number of common shares
  outstanding                                       2,958         3,011
                                                   ======        ======
Earnings per common share                         $   .93       $   .92
                                                   ======        ======


































                  The accompanying notes are an integral
                    part of these financial statements.

                   NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)
                               (000's omitted
                             except share data)


                                                                     Net
                                                                  Unrealized
                                                                Gains(Losses)
                                                                 on Available
                                    Common Stock      Retained     for Sale
                                  Shares     Amount   Earnings    Securities


Balance January 1, 1994         3,029,775    $17,109   $56,334      $ 4,117
  Net Income                                             5,472
  Cash dividends $.51 per share                         (1,537)
  Cost of shares acquired         (18,670)      (105)     (366)
  Change in unrealized gains
    (losses) on available
    for sale securities                                              (5,544)
                                ---------     ------    ------        -----
Balance, September 30, 1994     3,011,105    $17,004   $59,903      $(1,427)
                                =========     ======    ======        =====


Balance, January 1, 1995        3,006,477    $16,978   $61,090      $(3,409)
  Net income                                             7,406
  Cash dividends $.51 per share                         (1,516)
  Cost of shares acquired         (49,693)      (281)   (1,092)
  Change in unrealized gains
    (losses) on available
    for sale securities                                               7,748
                                ---------     ------    ------        -----
Balance, September 30, 1995     2,956,784    $16,697   $65,888      $ 4,339
                                =========     ======    ======        =====




















                   The accompanying notes are an integral
                     part of these financial statements.

                   NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                       1995       1994

Cash flows from operating activities:
  Interest and dividends received                    $47,421    $43,244
  Fees and commissions received                        4,398      3,713
  Interest paid                                      (22,044)   (16,610)
  Cash paid to suppliers and employees               (21,094)   (19,955)
  Income taxes paid                                   (3,781)       (84)
                                                      ------     ------
        Net cash provided by operating activities      4,900     10,308
                                                      ------     ------
Cash flows from investing activities:
  Net decrease in interest bearing deposits
    in other banks                                       932      2,971
  Sales of securities
    Held to maturity (Note 2)                            182
    Available for sale                                31,345     12,128
  Maturities of securities
    Held to maturity                                   3,765     12,817
    Available for sale                                69,102     55,405
  Purchase of investment securities
    Held to maturity                                             (3,306)
    Available for sale                               (86,260)   (62,390)
  Net increase in loans                              (53,270)   (23,127)
  Purchase of officer life insurance                    (174)      (124)
  Capital expenditures                                (1,495)    (2,027)
  Proceeds from the sale of property and equipment        22        202
  Proceeds from sale of other real estate owned          435      1,519
                                                      ------     ------
        Net cash used in investing activities        (35,416)    (5,932)
                                                      ------     ------
Cash flows from financing activities
  Net increase in deposits                            36,893      8,856
  Net increase in short term borrowings                5,304      1,381
  Net increase in long term borrowings                   938      2,827
  Dividends paid                                      (1,885)    (1,750)
  Common stock acquired                               (1,373)      (473)
                                                      ------     ------
        Net cash provided by financing activities     39,877     10,841
                                                      ------     ------
Net increase in cash and cash equivalents              9,361     15,217
Cash and cash equivalents at beginning of period      36,866     32,743
                                                      ------     ------
Cash and cash equivalents at end of period           $46,227    $47,960
                                                      ======     ======





                   The accompanying notes are an integral
                    part of these financial statements.

                   NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Continued)
                                 (Unaudited)
                               (in thousands)

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                        1995        1994
Reconciliation of net income to net
  cash provided by operating activities:

Net income                                            $ 7,406     $ 5,472
                                                       ------      ------
Adjustments to reconcile net income to
    net cash provided by operating activities:

  Provision for premium amortization                    1,873       3,080
  Provision for discount accretion                     (1,058)       (173)
  Provision for depreciation                            1,522       1,324
  Provision for loan losses                               154         400
  Provision for deferred income taxes                  (2,857)       (456)
  Provision for write-down of other real estate owned                 141
  Provision for write-down of securities
    held for investment                                                85
  Capitalization of interest during construction                       (4)
  Gain on sale of securities                           (1,629)       (930)
  (Gain) loss on disposition of equipment                  32          (2)
  (Gain) loss on sale of other real estate owned          (32)         20
  Changes in assets and liabilities:
    (Increase) Decrease in other assets                  (574)        960
    Increase in other liabilities                          63         391
                                                       ------      ------
          Total adjustments                            (2,506)      4,836
                                                       ------      ------
Net cash provided by operating activities             $ 4,900     $10,308
                                                       ======      ======

Supplemental schedule of noncash investing and financing activities:

  Net change in unrealized gains on securities
    available for sale                                $ 7,748     $(5,544)
  Loans transferred to other real estate owned          =====      ======
    throughout the year                               $   238     $   165
  Other real estate owned transferred to loans            ===         ===
    throughout the year                                           $   205
  Contributions and net earnings of                                   ===
    the Execuflex Plan                                $   225     $   457
                                                          ===         ===
  Securities purchased payable in October             $   700     $ 1,048
                                                          ===       =====
  Securities sold receivable in October               $           $   112
                                                                      ===
  Securities purchased in 1994 settled in 1995        $  (936)
                                                          ===

                   The accompanying notes are an integral
                     part of these financial statements.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the financial information of Northern Illinois Financial Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In Management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a further description of significant accounting policies of the Company, see the 1994 Form 10-K.

2. SECURITIES

    Proceeds from the sale of held to maturity securities were $182,000 during 1995. Management believed that a debt issue of a municipality, already rated at the minimum investment grade for a bank, would suffer credit deterioration based on management's evaluation of the economic outlook for the municipality and its source of revenue to retire the debt.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION


    The following is management's discussion and analysis of the financial condition of the Company and subsidiaries at September 30, 1995 (unaudited) when compared with December 31, 1994 (audited) and the results of operations for the three and nine month periods ended September 30, 1995 and 1994 (unaudited). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. In October of 1995 the Company's Board of Directors approved a plan to consolidate the Company's four existing subsidiary bank charters to a single bank charter. The plan calls for the restructuring to be accomplished in multiple phases. The first phase will consolidate the bank charters from a regulatory and data handling prospective. This phase is slated for the first quarter of 1996. The subsequent phases will focus on identification and implementation of efficiencies within various functional areas. The one charter structure provides opportunities in eliminating redundancies, creates additional economies of scale, insures more effective utilization of resources while providing better opportunities for enhanced client services. The subsequent phases will begin early 1996 and may take several months to implement. The plan does not project any material financial impact in 1996. Productivity and efficiency gains will be slated for 1997.


Financial Condition at September 30, 1995 Compared to December 31, 1994

    Total assets of the Company increased $55.1 million or 6.3% between the periods ended December 31, 1994 and September 30, 1995. Asset growth for the first nine months of 1995 is right on target with the Company's expectation.

     Total investment securities as reported on the consolidated balance sheets declined $4.8 million included the effects of marking to market investment securities available for sale. Cash proceeds from the sale and maturity of all investment securities exceeded purchases by $18 million due to a strong loan demand. Excluding the effects of marking to market securities available for sale the Company expects the portfolio volume to change little for the remainder of 1995.

     Loans net of unearned income increased $52.5 million of which 79% was in the commercial portfolio and 21% in retail loans. This growth exceeded the Company's nine month ended projections by 6.3%. The Company projected 1995 loan growth to be 9.25%. Increasing loan demand coupled with business development efforts have resulted in growth exceeding expectations and the Company anticipates that trend to continue for the remainder of 1995.

    Premises and equipment remained virtually unchanged between the comparative periods. The variance from the Company's original 1995 forecast for a $3 million plus capital expenditures is due to certain planned facility and equipment projects being delayed and or restructured. By year end 1995 the Company expects fixed assets to approximate the 1994 year end total.

    Other real estate owned showed a slight decrease and is expected to remain unchanged for the remainder of 1995.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


    Total deposits increased $36.9 million from year end 1994 and is within 0.6% of the Company's nine month projection. Non interest bearing deposits are below Company expectations while interest bearing deposits are above projections. The Company expects the deposit growth trend to continue for the remainder of 1995.

    Short and long term borrowing increased $6.2 million for the comparative periods and is within 2% of the Company's nine month ended forecast. The Company expects this trend to continue.


Results of Operations for the Nine Months Ended September 30, 1995 and 1994

Income:

    Net income increased from $5,472,000 to $7,406,000 for the comparative periods. Earnings per share increased from $1.81 to $2.49.

    Net interest income before provision for loan losses increased $1,175,000 from $23,427,000 to $24,602,000 and is within 3.8% of the Company's nine month ended forecast. Total interest income rose $6,885,000 from $40,658,000 to $47,543,000 while the increase in total interest expense amounted to $5,710,000. The increase in interest income is primarily due to rate variances for taxable securities plus rate and volume variances for loans. The interest expense increase is largely due to rate and volume variances in other time deposits plus rate variances in money market and NOW portfolios. The comparative net yield on average earning assets was virtually unchanged going from 3.96% to 3.97%. The reduction in spread from 3.43% to 3.24%, as well as, the variance from our original 1995 net interest income projections was primarily due to a relatively flat yield curve coupled with the mix of earning assets and interest bearing liabilities (see Average balance, interest and average rates earned and paid on page 16). The Company anticipates net yield on average earning assets to be 3.95% by year end 1995.

    Provision for loan losses were $400,000 and $154,000 for the nine months ended 1994 and 1995, respectively. The bank subsidiaries' analysis of the current and prospective economic conditions, credit quality, historic trends and implementation of Financial Accounting Standards Nos 114 and 118
determine the amounts transferred to the provision for loan loss.   The
allowance for loan loss as a percent of loans net of unearned income was 1.35% and 1.06% on September 30, 1994 and September 30, 1995, respectively.

    Total noninterest income increased $1,384,000 to $6,027,000. Fees for customer services increased $257,000 and is right on target with the Company's 1995 nine month expectations. The trend is expected to continue.
 Other operating income increased $385,000, 38% of which was a one time litigation award. The remaining increase constitutes a trend that is expected to continue for the remainder of 1995. Trust department income increased $43,000 which is on target with the Company projection. Realized security gains were $930,000 and $1,629,000 for nine months ended 1994 and
1995, respectively.   The Company does not anticipate any continued trend in
realized security gains.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


    For the nine months ended 1994 and 1995, noninterest expense increased $97,000 from $21,090,000 to $21,187,000. Salaries and benefits rose
$216,000. The salaries portion of this category rose approximately 1.4% while benefits increased approximately 3.8%. The increase is less than the Company's original nine month expectations, however by filling the Company's current job vacancies that positive variance will narrow by the end of 1995. Occupancy and equipment expense went from $2,849,000 to $2,985,000. This increase is 8% below the Company's original forecast primarily due to certain facility and equipment projects that were delayed and or restructured. The Company expects that positive variance to narrow by year end. Data processing decreased $376,000 for the comparative nine month periods. The significant decline is attributed to costs associated with major data processing conversions for three subsidiary banks during the first four months of 1994 and cost reductions in 1995 attributed to the Company transferring the functions of remote job entry and print back from a third party vendor to the Company's centralized operation division. The trend is expected to continue for the rest of 1995. Other expense increased less than 2% from $6,238,000 to $6,359,000. The difference encompasses several areas worth noting. A significant increase occurred in costs associated with employee training as the Company committed financial and other resources to an extensive training program. Another significant increase is attributed to a one time charge, at one of the subsidiary banks, recorded in 1995 for an overdraft loss. Offsetting much of the increases were notable reductions in supply and printing costs, expenses to maintain and account for other real estate owned and premiums for federal deposit insurance. In the first four months of 1994, supply and printing costs were inordinately high as subsidiary banks had to replace forms and customer checks as part of a data processing conversion. In September 1995 the Federal Deposit Insurance Corporation rebated a portion of premiums paid for 1995 to reflect the rate reduction from $.23 per $100 deposit to $.04 per $100 deposit. For fiscal 1995, the Company expects other expense to be within 1% of the 1994 year end level.


Results of Operations for the Three Months Ended September 30, 1995 and 1994

Income:

     Net income decreased slightly from $2,765,000 to $2,759,000 for the comparative three month periods. Earnings per share increased from $.92 for the three months ended September 30, 1994 to $.93 for comparative period in 1995.

     Net interest income before provision for loan losses rose 3.4% from $8,033,000 to $8,306,000 for the comparative three month periods. Total interest income rose $2,448,000 or 17.4%. Similar to the discussion for the nine months ended the interest income increase was largely due to rate variances for taxable securities coupled with rate and volume variances for loans. Total interest expense increased $2,175,000 or 36.1%. The increase was due primarily to rate and volume variances in money market, NOW and other time deposits. Net yield on average earning assets declined from 4.02% to 3.91% and the spread decreased from 3.46% to 3.16%. The reduction in net

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


yield and spread was generally due to the effects of a flat yield curve that began in early 1995 and the composition of the Company's interest earning and interest bearing portfolios. These declines were not anticipated due to the unexpected continuation of the flat yield curve.

     Provision for loan losses for the three months ended in 1994 was $31,000 and $60,000 for the comparable period in 1995. For further discussion regarding the provision for loan losses refer to Results of Operations for the nine months ended.

     Total noninterest income decreased $240,000 from $2,163,000 in 1994 to
$1,923,000 in 1995.   The decrease is due to a $498,000 reduction in realized
security gains for the comparative periods. Fees for customer services increased $62,000 and is within 1% of the Company's quarterly projection. The trend for remainder of 1995 is expected to continue. Other operating income increased from $377,000 in 1994 to $554,000 in 1995. The Company anticipates
this trend to continue for the remainder of 1995.   Trust department fees
increased $19,000 and is on track with the Company's projection.

     Total noninterest expense increased $36,000 from $6,765,000 to $6,801,000 for the comparative periods. Salaries and benefits rose less than 1% from $3,570,000 to $3,589,000. The actual increase is below the Company's original quarterly projection. For further comment please refer to the discussion of the nine months ended. Occupancy and equipment increased $145,000. The quarterly increase is within the Company's forecast. Certain facility and equipment projects that were slated for earlier in 1995 were pushed back into the third quarter and beyond or have been restructured. The Company expects the quarterly trend to continue into the fourth quarter of 1995. Data processing expenses decreased by $166,000 between the comparable quarters. The reduction is primarily due to the Company transferring, in 1995, the functions of remote job entry and print back from a third party vendor to the Company's centralized operation division. For additional commentary please refer to the discussion for the nine months ended. Other expense increased slightly from $1,846,000 to $1,884,000. Material increases occurred in training (see discussion for the nine months ended), courier costs associated with the transfer of remote job entry and print back from a third party to the Company's operation division and consulting services. These increases were offset by the premium rebate obtained from the Federal Deposit Insurance Corporation as explained in the discussion for the nine months ended.


Liquidity and Interest Rate Sensitivity

     The Company, from a consolidated viewpoint, and each subsidiary bank, from a stand alone viewpoint, oversee the liquidity position to ensure that sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Liquidity is provided for by cash and investing in marketable short term assets with staggered maturity dates, loan maturities,
payments and access to immediate funding sources.   Many of the assets can be
quickly converted to cash with a minimum exposure to loss. The Company and subsidiaries have credit accommodations that can be quickly utilized in
liquidity management.   The "Gap Table" on page 18 reconciles maturing and

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


repricing of interest earning assets and interest bearing liabilities by future one year increments up to five years, and greater than five years. The Company's and subsidiaries' liquidity ratios are within Company policy guidelines, as well as, industry norms and indicate that the Company is not exposed to undue short or long term liquidity risks.

     Interest rate sensitivity has a major impact on the earnings of the Company in changing rate environments. The Company and subsidiary banks' rate risk management operates within written policy guidelines. The measurement and monitoring of short and long term interest rate risk is necessary to insure stability in earnings given different interest rate environments. The Company and its subsidiaries have measurement systems in place that provide information relative to exposures to both long and short term interest rate risk. Proper management of this risk involves recognition, awareness and possible impact of the matching and mismatching of interest sensitive assets and liabilities in the short and long term (see "Gap Table" on page 18). The consolidated Company and the bank subsidiaries' measurements indicate acceptable overall exposure to earnings fluctuations associated with swings in the interest rate environment.


Capital

     The Company's major source of capital is the retention of net income. The subsidiary Banks' earnings provide the Company with a reliable source of capital to fund growth, pay dividends and enhance shareholder value. Total shareholder equity increased $11,444,000, or 15.2%, from $75,480,000 on September 30, 1994 to $86,924,000 on September 30, 1995. The increase in total shareholder equity includes $5,766,000 associated with net unrealized gains (losses) on securities available for sale net of tax.

    Removing the effect of the net unrealized gains (losses) net of tax, shareholder equity would have risen 7.4% from 76,907,000 on September 30, 1994 to $82,585,000 on September 30, 1995. Regulatory capital ratios are categorized for banks and the Company as "well capitalized", "adequately capitalized" and "undercapitalized". The table below illustrates the regulatory capital ratio classifications:

Capital Category        Total Risk Based    Tier I Risk Based   Leverage
                           Capital %            Capital %       Ratio %

Well Capitalized               10%                   6%              5%
Adequately Capitalized          8%                   4%              4%
Undercapitalized              < 8%                 < 4%            < 4%

The Company and its subsidiaries are all "well capitalized" by regulatory definition.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


Inflation

     The impact of inflation on a banking organization is difficult to assess. Unlike an industrial company, a banking organization's assets and liabilities are primarily monetary. Therefore, a banking organization does not necessarily gain or lose because of inflation. Moreover, interest rates, which are a major determinant of a banking organization's profitability, do not necessarily follow changes in the prices of goods and services. An analysis of a banking organization's asset and liability structure provides the best indication of how a banking organization is positioned to respond to changing interest rates and maintain profitability.

                                         NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                                         AVERAGE BALANCE, INTEREST AND AVERAGE RATES EARNED AND PAID



    9 MONTHS ENDED
    SEPT 30, 1995                        AVERAGE    09/30/95  AVERAGE   AVERAGE   09/30/94   AVERAGE  VOLUME      RATE   RATE-VOL
                                         BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE   VARIANCE  VARIANCE  VARIANCE

     INT-BEARING DEPOSITS IN OTHER BANKS     217        12     7.37%      3,692       121     4.37%     (114)       83       (78)
     FEDERAL FUNDS SOLD                   13,875       590     5.67%      8,008       289     4.81%      212        52        38
     SECURITIES: TAXABLE (1)             241,149    10,184     5.63%    249,038     8,670     4.64%     (275)    1,847       (59)
     SECURITIES: TAX EXEMPT(1,2)          73,676     3,403     6.16%     82,678     3,744     6.04%     (408)       75        (8)
     LOANS NET OF UNEARNED INCOME(3)     498,239    33,354     8.93%    444,708    27,834     8.35%    3,350     1,936       233
                                         -------    ------     ----     -------    ------     ----    ------     -----       ---
    TOTAL AVERAGE EARNING ASSETS         827,156    47,543     7.66%    788,124    40,658     6.88%    2,766     3,993       126

    OTHER ASSETS
     CASH & NONINTEREST BEARING DEPOSITS  25,925                         27,677
     PREMISES AND EQUIPMENT               22,410                         22,375
     OTHER REAL ESTATE OWNED               1,463                          3,617
     OTHER ASSETS                         14,841                         13,213
     AVAIL FOR SALE SECURITIES VALUATION     254                          1,764
     ALLOWANCE FOR LOAN LOSS              (5,854)                        (6,351)
                                         -------                        -------
    TOTAL AVERAGE ASSETS                 886,195                        850,419
                                         =======                        =======

     DEMAND DEPOSITS: MONEY MRKT & NOW   166,399     3,962     3.17%    150,473     2,469     2.19%      261     1,114       118
     SAVINGS DEPOSITS                    158,758     3,303     2.77%    176,664     3,204     2.42%     (325)      472       (48)
     OTHER TIME DEPOSITS                 317,171    13,425     5.64%    290,903    10,087     4.62%      911     2,226       201
     SHORT-TERM BORROWINGS                42,579     1,926     6.03%     47,283     1,410     3.98%     (140)      729       (73)
     LONG-TERM BORROWINGS                  6,328       325     6.85%      1,389        61     5.86%      217        10        37
                                         -------    ------    -----     -------    ------    -----       ---     -----       ---
    TOTAL AVE INT-BEARING LIABILITIES    691,235    22,941     4.43%    666,712    17,231     3.45%      924     4,551       235

    OTHER LIABILITIES AND STOCKHOLDER EQTY
     NON INTEREST BEARING DEPOSITS       104,977                        102,061
     OTHER LIABILITIES                     9,507                          6,321
     SHAREHOLDER EQUITY                   80,476                         75,325
                                         -------                        -------
    TOTAL LIABS & SHAREHOLDER EQTY       886,195                        850,419
                                         =======                        =======
    NET INTEREST INCOME                             24,602     3.24%               23,427     3.43%
                                                    ======                        =======
    NET YIELD ON INTEREST EARNING ASSETS                       3.97%                          3.96%


     (1) Securities are at amortized cost. The valuation from amortized cost to market for available-for-sale is shown separately.
     (2) Yields are not on a tax equivalent basis.
     (3) Average volume includes nonaccrual loans.














                                         NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                                         AVERAGE BALANCE, INTEREST AND AVERAGE RATES EARNED AND PAID
    3 MONTHS ENDED
    SEPT 30, 1995                        AVERAGE    09/30/95  AVERAGE   AVERAGE   09/30/94   AVERAGE  VOLUME      RATE   RATE-VOL
                                         BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE   VARIANCE  VARIANCE  VARIANCE

     INT-BEARING DEPOSITS IN OTHER BANKS     201         3     5.97%      3,922        55     5.61%      (52)        4        (3)
     FEDERAL FUNDS SOLD                   12,095       175     5.79%     12,333       166     5.38%       (3)       12        (0)
     SECURITIES: TAXABLE (1)             246,564     3,565     5.78%    246,475     2,984     4.84%        1       580         0
     SECURITIES: TAX EXEMPT(1,2)          74,370     1,141     6.14%     81,281     1,231     6.06%     (105)       16        (1)
     LOANS NET OF UNEARNED INCOME(3)     515,887    11,621     9.01%    454,554     9,621     8.47%    1,298       618        83
                                         -------    ------     ----     -------    ------     ----     -----     -----       ---
    TOTAL AVERAGE EARNING ASSETS         849,117    16,505     7.78%    798,565    14,057     7.04%    1,139     1,230        79

    OTHER ASSETS
     CASH & NONINTEREST BEARING DEP       27,693                         27,021
     PREMISES AND EQUIPMENT               22,453                         22,462
     OTHER REAL ESTATE OWNED               1,489                          3,227
     OTHER ASSETS                         10,840                         14,166
     AVAIL FOR SALE SECURITIES VALUATION   5,300                         (1,253)
     ALLOWANCE FOR LOAN LOSS              (5,720)                        (6,268)
                                         -------                        -------
    TOTAL AVERAGE ASSETS                 911,172                        857,920
                                         =======                        =======

     DEMAND DEPOSITS: MONEY MRKT & NOW   176,349     1,395     3.16%    149,640       856     2.29%      153       328        58
     SAVINGS DEPOSITS                    155,894     1,103     2.83%    173,774     1,062     2.44%     (109)      168       (17)
     OTHER TIME DEPOSITS                 329,556     4,916     5.97%    298,994     3,530     4.72%      361       930        95
     SHORT-TERM BORROWINGS                41,918       675     6.44%     47,258       530     4.49%      (60)      231       (26)
     LONG-TERM BORROWINGS                  6,588       110     6.68%      3,007        46     6.12%       55         4         5
                                         -------    ------     ----     -------    ------     ----      ----     -----      ----
    TOTAL AVE INT-BEARING LIABILITIES    710,305     8,199     4.62%    672,673     6,024     3.58%      399     1,661       115

    OTHER LIABILITIES AND STOCKHOLDER EQTY
     NON INTEREST BEARING DEPOSITS       108,687                        104,044
     OTHER LIABILITIES                     7,460                          6,196
     SHAREHOLDER EQUITY                   84,720                         75,007
                                         -------                        --------
    TOTAL LIABS & SHAREHOLDER EQTY       911,172                        857,920
                                         =======                        ========
    NET INTEREST INCOME                              8,306     3.16%                8,033     3.46%
                                                     =====                          =====
    NET YIELD ON INTEREST EARNING ASSETS                       3.91%                          4.02%


     (1) Investments are at amortized cost. The valuation from amortized cost to market for available-for-sale is shown separately.
     (2) Yields are not on a tax equivalent basis.
     (3) Average volume includes nonaccrual loans.












                    NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                                            GAP TABLE
                                       September 30, 1995
                                         (In thousands)

                                                 Year 1     Year 2     Year 3     Year 4     Year 5  Years > 5      TOTAL

     Interest bearing deposits     Maturity         196          0          0          0          0          0        196
       in other banks              Rate           7.37%      0.00%      0.00%      0.00%      0.00%      0.00%      7.37%
                                   Repricing        196          0          0          0          0          0        196
                                   Rate           7.37%      0.00%      0.00%      0.00%      0.00%      0.00%      7.37%

     Securities                    Maturity     114,288     61,394     22,048     34,110      5,594     80,612    318,046
                                   Rate           5.55%      6.15%      6.90%      6.25%      6.24%      6.26%      6.03%
                                   Repricing    130,206     61,008     21,636     33,670      5,123     66,403    318,046
                                   Rate           5.51%      6.15%      6.90%      6.24%      6.20%      6.52%      6.03%

     Fed funds sold                Maturity      20,350          0          0          0          0          0     20,350
                                   Rate           5.38%      0.00%      0.00%      0.00%      0.00%      0.00%      5.38%
                                   Repricing     20,350          0          0          0          0          0     20,350
                                   Rate           5.38%      0.00%      0.00%      0.00%      0.00%      0.00%      5.38%

     Loans net of unearned income  Maturity     150,164     83,627     72,996     83,683     28,731    111,534    530,735
                                   Rate           9.26%      8.93%      8.71%      8.59%      8.68%      8.33%      8.80%
                                   Repricing    226,072     63,809     59,671     65,959     25,044     90,180    530,735
                                   Rate           9.24%      8.76%      8.63%      8.46%      8.61%      8.15%      8.80%

     Interest bearing deposits     Maturity     264,808    106,781     77,887     37,473     16,341    172,043    675,333
                                   Rate           5.54%      4.53%      5.36%      4.39%      3.44%      3.10%      4.62%
                                   Repricing    349,588     81,347     66,018     32,724     14,204    131,452    675,333
                                   Rate           5.15%      4.75%      5.36%      4.39%      4.10%      2.88%      4.62%

     Short-term borrowings         Maturity      45,881          0          0          0          0          0     45,881
                                   Rate           5.97%      0.00%      0.00%      0.00%      0.00%      0.00%      5.97%
                                   Repricing     45,881          0          0          0          0          0     45,881
                                   Rate           5.97%      0.00%      0.00%      0.00%      0.00%      0.00%      5.97%

     Long-term borrowings          Maturity       3,838      2,750          0          0          0          0      6,588
                                   Rate           6.50%      6.67%      0.00%      0.00%      0.00%      0.00%      6.57%
                                   Repricing      3,838      2,750          0          0          0          0      6,588
                                   Rate           6.50%      6.67%      0.00%      0.00%      0.00%      0.00%      6.57%


     Maturing gap                               (29,529)    35,490     17,157     80,320     17,984     20,103    141,525
     Repricing gap                              (22,483)    40,720     15,289     66,905     15,963     25,131    141,525
     Cumulative maturing gap                    (29,529)     5,961     23,118    103,438    121,422    141,525
     Cumulative repricing gap                   (22,483)    18,237     33,526    100,431    116,394    141,525

    ASSUMPTIONS:  Principle payments of amortized loans and securities are based on the contractual schedule or assumed average life.  Maturing and repricing of interest bearing liability balances that have no stated maturity (N.O.W.,
    Money Market and Savings) are treated as 10-20% payable  in the first year, 15-30% payable in the second year, 10-20%
    payable in the third year, 10% payable in the fourth year, 5-10% payable in the fifth year, and 15-45% payable in greater than 5 years. Maturity and repricing of interest earning assets with no stated maturity are treated as due in the greater than 5 year category. Quoted rates are average weighted rates.  Subtotals may not foot due to rounding.

                NORTHERN ILLINOIS FINANCIAL CORPORATION


PART II.      OTHER INFORMATION


Item 6.       Exhibit and Reports on Form 8-K

          (a) Exhibit

          None required to be filed

          (b) Reports on Form 8-K

          No Form 8-K was required to be filed during the quarter ended September 30, 1995 as there were no events or transactions to be reported.

                NORTHERN ILLINOIS FINANCIAL CORPORATION



                              SIGNATURES



       Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NORTHERN ILLINOIS FINANCIAL CORPORATION
                               (Registrant)





November 10, 1995            /s/ Robert W. Hinman
Date                         Robert W. Hinman, President






November 10, 1995            /s/ David Albright
Date                         David Albright, Chief Financial Officer