Form 10-K
period 1995-12-31
NORTHERN ILLINOIS FINANCIAL CORP
filed 1996-03-27
CIK 826447

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K
            (Mark One)

            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1995
                                    - OR -
              TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from          to

                        Commission file number 0-17728

                    Northern Illinois Financial Corporation
            (Exact Name of Registrant as Specified in its Charter)

           Illinois                                       36-6137500
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                        Identification No.)

    486 West Liberty, Wauconda, IL                          60084
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:  (847) 487-1818

          Securities registered pursuant to Section 12(b) of the Act:
                                   -None-
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock (no par value)
                                Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

      Indicate by a check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to form 10-K. X

      The number of shares of the registrant's Common Stock outstanding on February 29, 1996 was 2,956,784 shares. The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on February 29, 1996 was approximately $31,218,322 (based on the most recent trading price).

                      DOCUMENTS INCORPORATED BY REFERENCE

      Specified sections of the registrant's definitive Proxy Statement (to be filed with the Securities and Exchange Commission on or about April 14,
1996) are incorporated herein by reference-Part III.



                    NORTHERN ILLINOIS FINANCIAL CORPORATION




                                    PART I

                               ITEM 1.  BUSINESS

General

      Northern Illinois Financial Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in 1964 under the laws of the State of Illinois. In 1995, the Company's principal assets were the issued and outstanding stock of the four banks described below ("Banks" or "Bank Group"). The operations of the Company and its Banks consist of financial activities associated with the commercial banking industry. The income generated from the operations of the Bank Group is the Company's primary source of earnings. In December of 1995 the Company received all necessary regulatory approval to merge all four subsidiary bank charters into a single bank charter. In February of 1996, all of the subsidiary banks were merged with and into a single bank charter under the title of Grand National Bank whose principal office is located in Wauconda, Illinois.

Bank Group

      In 1995, the Bank Group consisted of the Company's four active subsidiary banks: Grand National Bank located in Crete, Illinois is a national bank originally chartered under the laws of Illinois in 1916, it converted to a national banking association in 1971 and in October of 1995 was granted a name change from American National Bank to Grand National Bank ("Grand NB Crete"); First National Bank of Niles is a national banking association originally chartered under the laws of Illinois in 1960, it converted to a national banking association in 1973 and in January of 1996 was granted a name change from First National Bank of Niles to Grand National Bank located in Niles, Illinois ("Grand NB Niles"); Grand National Bank ("Grand NB Crystal Lake") which was created by the merger on January 1, 1995 of the Company's former bank subsidiaries First National Bank of Crystal Lake, a national banking association chartered in 1961, and Wauconda National Bank
& Trust Company, a national banking association chartered in 1948; and Grand National Bank ("Grand NB Waukegan") which was created by the merger on February 21, 1994 of the Company's former bank subsidiaries American National Bank & Trust Company of Waukegan, Illinois, a national banking association chartered in 1958 ("ANB Waukegan") and Gurnee National Bank, a national banking association chartered in 1972 ("Gurnee NB"). The Banks, with the exception of Grand NB Niles, were acquired by the Company on May 31, 1988 through exchanges of common stock and cash pursuant to merger agreements approved by the shareholders of the Banks.

      In November of 1993 the Company received Federal Reserve Bank Board approval to establish a separate entity to engage in secondary mortgage
operations and acquire certain assets and liabilities of ANB Waukegan.   This
secondary mortgage operation had been a part of ANB Waukegan since 1989. The creation of a separate entity, American Suburban Mortgage Corporation, was done to enhance this bank-related operation by expanding market range and activity. Effective January 1, 1994 the mortgage division of ANB Waukegan began operating as American Suburban Mortgage Corporation. During 1994, the expansion of this line of business was below expectations and in February 1995, the operations of American Suburban Mortgage Corporation were terminated and the subsidiary became inactive. The secondary mortgage operation was transferred into the Banks.

      The Bank Group as of February 1996 had 16 banking offices. In September of 1995 Grand NB Crystal Lake opened a branch office at 1685 South Route 47, Woodstock, Illinois. In October of 1995 Grand NB Crete opened a branch office in a Super K-Mart Center located at 17750 South Halsted, Homewood, Illinois and in February of 1996 Grand NB Crete opened an additional branch office located in a Super K-Mart Center at 16300 Harlem Ave., Tinley Park, Illinois.
 The Bank Group offers a broad range of financial services to their customers in their respective geographical areas. Offices are located in southern Cook, central Cook, Lake, Will, and McHenry Counties. Principally oriented toward individual consumers and small and medium-sized businesses, the financial services offered by the Bank Group are typical of those offered by a commercial bank. These services primarily consist of the taking of funds through the acceptance of time, savings and demand deposits of various types and the subsequent redeployment of those funds through the making of loans to commercial establishments and individuals in the form of real estate, personal and installment loans, and the purchase of investment grade securities. In addition, the Bank Group offers a wide range of services including the operating of safe deposit facilities, sale of insurance annuities and mutual funds, secondary mortgage activities and trust services.

      Prior to the February 1996 consolidation of the Bank Group, each subsidiary bank operated under the day-to-day management of its own officers and board of directors. The Company provides assistance, advice and direction with respect to such matters as major capital expenditures, lending and investment policies, legal, loan review, and accounting functions. The Company also provides direct services in areas of investment transactions, marketing, internal audit, human resources and employee benefits, information technology, deposit and proof services, financial management and financial reporting. Grand National Bank will continue to operate under day to day management of its officers and Board of Directors. The expected efficiencies created by the consolidation will allow officers of the Company to serve in similar capacities for Grand National Bank. The Company will provide the same assistance, advice and direction to Grand National Bank as was provided to the Bank Group prior to the mergers.

Competition

      The Bank Group competes actively with national and state banks and other financial institutions throughout the Chicago metropolitan area and the collar counties of Will, DuPage, Lake, McHenry, and Kane. Intense competition is encountered from other banks, savings and loan associations, finance companies, credit unions, money market mutual funds, and other financial institutions. The Company has seen the level of competition and the number of competitors in its market areas increase in recent years and expects this aggressively competitive environment to continue. The Bank Group must compete with these other financial institutions on loan interest rates, interest rates paid on deposits, and the types of banking services provided.

Employees

      The Company and its subsidiaries employed approximately 423 persons at December 31, 1995, and believes the relationships with its employees to be satisfactory.

Supervision and Regulation

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, (the"Act"), and is subject to its provisions. As a bank holding company, the Company is also subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is required to file with the Federal Reserve Board periodic and annual reports and additional information as the Federal Reserve Board requires pursuant to the Act.

      Pursuant to the Act, the Company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of another bank if, after the acquisition, it would own or control more than 5% of the shares (unless it already owns or controls a majority of the shares). Federal Reserve Board approval also must be obtained before any bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Furthermore, an acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Federal Reserve Board unless the laws of that second state specifically authorize such an acquisition.

      The Act also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, or from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exception to these prohibitions involves certain activities that the Federal Reserve Board, after due notice and opportunity for hearing, finds to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Under the Act, a bank holding company may acquire more than 5% of the voting shares of any company engaged in, or may itself engage in, these "permitted activities." Some of the activities determined by regulation to be closely related to banking include making or servicing loans, leasing real and personal property where the lease serves as the functional equivalent of an extension of credit, making investments in corporations or projects designed primarily to promote community welfare, acting as an investment or financial advisor, providing data processing services, and acting as an insurance agent or broker, as those activities are defined and limited by the Act. In addition, an application may be filed with the Federal Reserve Board as to other activities, but the Federal Reserve Board will publish a notice of opportunity for hearing only if it believes that there is a reasonable basis for concurring in the holding company's opinion that the proposed activity is closely related to banking.

      A bank holding company and its subsidiaries also are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or lease or sale of any property or furnishing of services. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for these on condition that (1) the customer must obtain some additional credit, property or services from, or provide additional property or services to, the affiliate's parent bank holding company or any subsidiary thereof, or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure soundness of credit extended.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of the stocks or securities as collateral for loans to any borrower.

      A bank holding company may not, without providing 45-day prior notice to the Federal Reserve Board, purchase or redeem its own stock if the gross consideration to be paid therefore, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

      The Federal Reserve Board possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent an unsafe or unsound practice or a violation of law.

      The Company is also subject to the Illinois Bank Holding Company Act of 1957, as amended (the "Illinois Act"). The Illinois Act permits bank holding companies located in any state of the United States to acquire banks or bank holding companies located in Illinois subject to regulatory determinations that the laws of the other state permit Illinois bank holding companies to acquire banks and bank holding companies within that state on qualifications and conditions not unduly restrictive compared to those imposed by Illinois law. Subject to these regulatory determinations, the Company may acquire banks and bank holding companies in such states, and bank holding companies in those states may acquire banks and bank holding companies in Illinois. The Illinois Act also permits intrastate acquisition throughout Illinois by Illinois bank holding companies.

      On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") became law. Since September 29, 1995, the Riegle-Neal Act has permitted adequately capitalized and adequately managed bank holding companies to acquire banks across state lines, with Federal Reserve Board approval, without regard to whether the transaction is permitted under state law, except that state law may establish the minimum age of the banks in such state (up to a maximum of five years) that are subject to acquisition by out-of-state bank holding companies. The acquiring bank holding company must maintain the acquired bank as a separately chartered institution. Under the Riegle-Neal Act, the Federal Reserve Board generally may not approve an acquisition if, upon consummation, the applicant bank holding company would control more than 10% of the total deposits of U.S. insured depository institutions or 30% or more of the deposits in the state where the target bank is located. Since September 29, 1995, the Riegle-Neal Act has also permitted any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state.

      Beginning June 1, 1997, banks may, with the approval of the appropriate Federal bank regulatory agency, merge across state lines, unless one or more of the states in which the banks are located has opted-out of interstate branching. The appropriate Federal bank regulatory agency may generally not approve such a merger, however, if, after the merger, the resulting entity would control more than 10% of the total deposits of U.S. insured depository institutions or 30% or more of the deposits in any state affected by the merger.

      Under the Riegle-Neal Act, a state may adopt legislation permitting interstate mergers before June 1, 1997 or, alternatively, opting out of interstate branching. Illinois has adopted legislation permitting interstate branching beginning June 1, 1997.

      Credit life and credit accident health insurance offered in connection with the lending activities and sale of insurance annuities by the Bank Group, either directly or by a third party provider, and the premiums payable by insurers to the originators of such insurance are also subject to state laws and regulations. The offering of mutual fund products are subject to industry, state and federal regulation. The Bank Group is also subject to the provisions of the Federal Consumer Protection Act and its related regulations.


      Each of the Banks are national banking associations and are thus subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. All national banks are members of the Federal Reserve System and are subject to applicable provisions of the Federal Reserve Act. The Banks are also members of the Federal Deposit Insurance Corporation and as such are subject to the provisions of the Federal Deposit Insurance Act and the Federal Deposit Insurance Corporation Improvement Act.

      The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of the respective bank's businesses, the investments the bank may make, its reserves against deposits, the nature and amount of and collateral for loans the bank may make, the number of bank offices and activities which may be performed at such offices.

      All federal bank regulatory agencies, currently, require the maintenance of minimum capital-to-asset ratios. The minimum capital-to-asset ratios require two separate computations, a total assets leverage ratio and a risk-weighted assets ratio (as defined by bank regulatory agencies). The minimum total assets leverage ratio is 3% for the most highly rated banks (as defined
by the regulatory agencies).   For all but the most highly rated banks the
minimum total assets leverage ratio is 3% plus an additional cushion of at least 100 to 200 basis points. As of December 31, 1995, the Company and each Bank had a total assets leverage ratio in excess of 6.90%. The risk-weighted assets ratio is based upon the allocation of assets and specified off-balance
sheet commitments into four risk-weighted categories.   Banks are required to
meet a total risk-weighted asset ratio of 8.00%. As of December 31, 1995 the Company and each of its Banks had risk-weighted assets ratios in excess of 10.60%.

FIRREA

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions, most significantly savings institutions, operate. FIRREA strengthened the regulations applicable to savings institutions, enhanced the enforcement powers of the federal regulatory agencies over insured depository institutions, and provided that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any of such commonly controlled institutions.

FDIC Improvement Act

      The Federal Deposit Insurance Corporation Improvement Act imposed relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the provisions contained in the FDIC Improvement Act include providing for recapitalization of the bank insurance fund ("BIF"), revisions in the process of supervision and examination for depository institutions, federal deposit insurance reforms and requirements for uniform accounting standards.

      BIF's recapitalization has been financed, at least in part, through deposit insurance assessments. The assessments rose dramatically from $.12 for every $100 of insured deposits in 1990 to $.23 for every $100 of insured deposits through the first part of 1995. The assessment rate is reviewed and reassigned every six months by the FDIC. In 1995 the BIF amount approached the mandatory balance and the assessments for the majority of banks were reduced from $.23 to $.04 per $100 of insured deposits.

      Implementation of the FDIC's Risk Related Premium System (RRPS) began in 1993. Under the RRPS, financial institutions are placed into capital groups and supervisory subgroups. The three capital groups, which are based upon the institution's risk based capital ratios (total, tier 1 and leverage ratios) define the institution as "well-capitalized," "adequately capitalized" or "under capitalized." The institution's supervisory subgroup classification is based upon the composite rating that was most recently assigned and communicated to the institution in writing by its primary federal regulator. Based upon a combination of the capital group and supervisory subgroup classifications, the institution will be assessed a deposit insurance assessment rate ranging from $.04 to $.31 for every $100 of insured deposits.

Supervisory Reforms

      The FDIC Improvement Act contains several significant bank supervisory reforms, including the establishment of a new regulatory system of "prompt regulatory action," which links supervisory actions to bank capital levels to be determined, at a minimum, on a quarterly basis. Under this system, depository institutions will be classified into five categories according to their capital levels. These categories include: "well-capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." As of December 31, 1995 each of the Banks were "well-capitalized."

      Section 305(b) of the FDIC Improvement Act required each of the banking agencies to revise their risk-based capital guidelines to ensure those guidelines take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. The final rules adopted by the agencies for those parts concerning concentration of credit risk and risks of nontraditional activities do not adversely affect the banks regulatory classification of "well capitalized". The final rule for assessing the level of a bank's interest rate risk exposure does not codify a measurement framework nor does it specify a level of exposure above which a bank will be required to hold additional capital for interest risk if it has a significant exposure or a weak interest rate risk management process. The agencies intend that a bank's capital adequacy for interest rate risk will be assessed on a case-by-case basis as part of the examination process. Based on the Company's internal measurement of interest rate exposure, the Company does not anticipate any adverse affect on its current regulatory classification of "well-capitalized."

      Non-capital standards for banks' safety and soundness were also established through the FDIC Improvement Act, the failure of which would trigger regulatory actions against the financial institution, possibly including restrictions on asset growth or the imposition of the requirement for higher tangible capital. These standards include operational and managerial standards, asset quality, earnings and stock valuation standards, and compensation standards. Known as "tripwire" standards, any bank that fails to comply with these standards would be required to file a compliance plan with the regulators.

Deposit Insurance Changes

      Deposit insurance changes promulgated by the FDIC Improvement Act also impose limits on brokered deposits based upon bank capital levels and on uninsured deposits that had previously received de facto protection under the "too big to fail" policy.

      The FDIC Improvement Act generally prohibits any institution that is not "well-capitalized" from accepting brokered deposits. An institution that is "adequately-capitalized," may accept brokered deposits but only after obtaining a waiver from the FDIC. Any institution that is "under-capitalized," which is defined to include any institution that fails to meet any applicable minimum capital requirements, is prohibited from accepting brokered deposits.

      The FDIC Improvement Act retains the $100,000 deposit insurance limit and precludes payment to any uninsured depositors in excess $100,000 per depositor. Multiple accounts require the same aggregation methods as were contained in the previous law, which is that only those deposits maintained in the "same capacity and the same right" for the benefit of the depositor in his or any other name are considered amounts due to one depositor. The FDIC Improvement Act prohibits the FDIC from taking any action that would have the effect of increasing the losses to the BIF by protecting uninsured depositors and creditors of failed institutions.

Government Monetary Policies and Economic Controls

      The earnings and growth of the banking industry in general and the Bank Group, in particular, are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits and changes in the Federal Reserve discount rate. These instruments are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

      In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no representation can be made as to possible future changes in interest rates, deposit levels and loan demand, or their effect on the business and earnings of the Company and its subsidiaries.


Dividends

      The Company uses funds derived primarily from the payment of dividends from the Bank Group for, among other purposes, the payment of dividends to the Company's stockholders. All dividends paid by the Banks are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of a minimum total assets leverage ratio and risk-weighted assets ratio (as defined by regulatory agencies).

      At December 31, 1995, the Banks had approximately $23,926,000 available for the payment of dividends under the minimum total assets leverage ratio using the minimum 3% plus a 200 basis point cushion. At December 31, 1995 the Banks had approximately $29,520,000 available under the risk-weighted assets ratio for the payment of dividends. Sound banking practices require the maintenance of adequate levels of capital which may further limit the ability of the Banks to pay dividends.

      Furthermore, the approval of the Comptroller of the Currency is required if the total of all dividends by a bank subsidiary in any calendar year will exceed the bank subsidiary's net profit for the year, combined with its retained profits (as so defined), for the two preceding years. The amount of Bank dividends permissible under this formula without approval will be net profits (as so defined) in 1995, plus $7,053,000.


                              ITEM 2.  PROPERTIES

Grand National Bank (Grand NB Waukegan).

      The principal offices of Grand NB (Waukegan) are located at 2323 West Grand Avenue in Waukegan, Illinois. This property is owned and fully occupied by the Bank and consists of approximately 25,720 square feet. The Bank has a drive-in banking location at 2330 West Grand Avenue which is not considered, by the Comptroller of the Currency, as a branch location. This location consists of approximately 1,534 square feet and is owned and occupied by the Bank. The Bank has a branch located at 3431 Sunset Avenue, Waukegan, Illinois which is owned and occupied by the Bank and contains approximately 6,336 square feet. The Bank also has a branch located at Grand Avenue at Route 21 (Milwaukee Avenue), Gurnee, Illinois. This branch consists of approximately 10,878 square feet and is leased and occupied by the Bank. The lease extends to 2004 with an option until 2014. The Bank also owns a branch at Grand Avenue and Hutchins Street in Gurnee, Illinois. This branch consists of approximately 24,400 square feet. The Bank occupies approximately 11,440 square feet and the Company leases approximately 11,780 square feet for centralized deposit services, remote job entry, technology and proof operations. All of the locations are in Lake County.

Grand National Bank (Grand NB Crete).

      The head office of Grand NB Crete is located at 1056 Dixie Highway,
Crete, Will County, Illinois.   This building is owned by the Bank and
consists of approximately 3,500 square feet. An insurance agency leases approximately 1000 square feet and the Bank occupies the remainder. The Bank operates a branch located at 3307 Chicago Road, South Chicago Heights, Cook County, Illinois. This branch is approximately 9,500 square feet and is owned and fully occupied by the Bank. A drive-in facility is also operated by the Bank at 3309 Chicago Road, South Chicago Heights, Cook County, Illinois which is not considered a branch by the Comptroller of the Currency. This facility is leased and consists of approximately 1,200 square feet. The lease expires in 1997 and the Bank has options for an additional 20 years. The Bank has a second branch located at the corner of Mannheim Road and Bormet Drive, Mokena, Will County, Illinois. Construction of this office was completed in late 1991 and is owned by the Bank and consists of approximately 15,000 square feet of which 5,400 is occupied by the Bank. A total of approximately 3,600 square feet is leased to five different tenants. The remaining space is available for future use. A third branch, is located within the Super K-Mart Center at 17750
S. Halsted, Homewood, Cook County, Illinois. Approximately 650 square feet is occupied by the Bank under a lease expiring in 2000. The Bank's fourth branch which opened in February 1996 is located within the Super K-Mart Center at 16300 Harlem Ave., Tinley Park, Cook County, Illinois. Approximately 740 square feet is occupied by the Bank under a lease expiring in 2001.


Grand National Bank (Grand NB Niles).

      The main banking building of FNB Niles is located at 7100 West Oakton Street in Niles, Cook County, Illinois consisting of approximately 22,000 square feet, and is owned and occupied by the Bank. The Bank also owns an adjacent building containing approximately 4,800 square feet of which approximately 1,200 square feet is leased and the remainder is utilized as storage by the Bank.


Grand National Bank (Grand NB Crystal Lake).

      The head office of Grand NB Crystal Lake is located at 265 Virginia Street, Crystal Lake, Illinois is owned and occupied by the Bank and consists of approximately 18,000 square feet. A branch located at 1000 McHenry Avenue, Crystal Lake, Illinois is owned and occupied by the Bank and consists of approximately 3,100 square feet. Both locations are located in McHenry County, Illinois.

      The Bank has a branch located at 486 West Liberty, Wauconda, Lake County, Illinois. This building consists of approximately 24,000 square feet and is owned by the Bank. The Company leases approximately 6,200 square feet for its head office and the Bank occupies the remainder. This location is now the head office of Grand National Bank. The Bank also operates a branch office located at 229 East State Street in Island Lake, Lake County, Illinois. This branch is located in a building owned by the Bank consisting of approximately 800 square feet and it is its sole occupant. The land is leased for a term expiring in 1998 with an option to extend to 2003. The Bank has a pending contract to purchase approximately 1 acre of land in Island Lake for relocation of its current Island Lake branch. In January, 1994 the Bank opened a branch at 3 Nelson C. White Parkway, Mundelein, Lake County, Illinois. This branch is owned by the Bank and consists of approximately 10,000 square feet. The Bank occupies approximately 5,000 square feet with the remainder available for Bank and community use. In September 1995, a branch was opened at 1685 South Route 47, Woodstock, McHenry County, Illinois. The branch is approximately 1,600 square feet and operates under an annual lease with options to renew through 2000.


                          ITEM 3.  LEGAL PROCEEDINGS

      The Company believes that no litigation is threatened or pending in which the Company or its subsidiaries face potential loss or exposure which will materially affect the business or financial condition of the Company or its subsidiaries. In the normal course of business, the Company's bank subsidiaries become involved in various lawsuits and claims. In the opinion of the management of the Banks, none of the legal proceedings currently pending or threatened will have a material adverse effect on the business or financial condition of any Bank.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   - None -





                                    PART II

                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS


      The common stock of the Company is not traded on any stock exchange or established over-the-counter market. A limited number of trades have occurred and the Company has redeemed common stock of a few stockholders who have offered their shares to the Company. Where trades are privately made between stockholders, however, the price for which they are sold need not be reported to the Company. A two year record of the number of shares traded plus the high and low price per share acquired to the extent known by the Company follows:

                 1994                                      1995
Quarter  Shares      High      Low        Quarter  Shares      High      Low

 1st     9,006     $26.50    $24.00         1st     7,561    $27.625   $27.625
 2nd     8,849      26.50     26.50         2nd    40,525     27.625    27.625
 3rd       815      26.50     26.50         3rd     1,607     27.625    27.625
 4th     4,628      27.625    26.50         4th

A two year record by quarter of cash dividends follows:

                         1994                                        1995
Quarter                                           Quarter
 1st                     $.17                      1st               $.17
 2nd                      .17                      2nd                .17
 3rd                      .17                      3rd                .17
 4th                      .29                      4th                .29
 Total                   $.80                      Total             $.80

As of December 31, 1995 the Company had 637 stockholders of record.

                       ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data concerning the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                               Year Ended December 31,

                                       1995     1994     1993     1992     1991
                                        (In thousands except per share amounts)

Interest income                     $64,402  $55,639  $54,359  $58,069  $63,285
Interest expense                    $31,381   23,799   24,308   28,826   37,071

Net interest income                  33,021   31,840   30,051   29,243   26,214
Provision for loan ls                   799      355    1,362    4,174    1,615

Net interest income after provision
  for loan losses                    32,222   31,485   28,689   25,069   24,599
Other income                          9,945    6,457    6,928    6,947    9,243
Other expenses                       27,925   28,169   27,346   24,950   21,230

Income before income taxes and
  cumulative effect of change in
  accounting for income taxes        14,242    9,773    8,271    7,066   12,612
Income taxes                          3,475    2,139      884      818    2,509

Income before cumulative effect
  of change in accounting for
  income taxes                       10,767    7,634    7,387    6,248   10,103

Cumulative effect of change in
  accounting for income taxes                             898

Net income                          $10,767  $ 7,634  $ 8,285  $ 6,248  $10,103

Per common share data
  Income before cumulative effect
    of change in accounting           $3.62    $2.53    $2.43    $2.03    $3.25
  Cumulative effect of change
    in accounting for income taxes                        .30

  Net income                          $3.62    $2.53    $2.73    $2.03    $3.25

  Dividends                           $0.80    $0.80    $0.75    $0.68    $0.68


Total loans, net                   $542,470 $472,205 $429,803 $396,270 $377,471
Total assets                        954,454  872,563  859,730  810,323  776,942
Total deposits                      800,164  741,701  729,238  699,713  679,479
Total shareholders' equity           93,896   74,659   77,560   67,941   64,986
Total long term debt                 11,588    5,650      300      153      335
Average Balances, Interest and Average Rates Earned and Paid

      The following table presents the average balances of major categories of interest earning assets and interest bearing liabilities, the interest earned or paid on such categories, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities during each of the reported periods,
(in thousands)
Year Ended December 31,                                  1995                           1994                          1993
                                             Average             Average   Average             Average   Average            Average
Assets                                       Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
Interest earning assets
  Interest bearing deposits in other banks   $    361   $    22   6.09%   $  3,173   $   142    4.51%   $  5,560   $   188    3.38%
  Investment securities (1)
    Taxable                                   239,278    13,604   5.69     249,976    11,968    4.79     236,377    11,884    5.03
    Tax exempt (2)                             74,827     4,588   6.13      81,114     4,920    6.07      88,076     5,649    6.41
  Federal funds sold                           14,000       809   5.78       9,977       515    5.16      10,312       356    3.45
  Loans (3)                                   508,422    45,379   8.93     450,327    38,094    8.46     419,752    36,282    8.64

Total interest earning assets/interest income 836,888    64,402   7.70     794,567    55,639    7.00     760,077    54,359    7.15
Cash and due from banks                        25,732                       27,440                        33,767
Premises and equipment                         22,459                       22,393                        20,579
Other assets                                   16,394                       16,902                        21,013
Securities valuation-available for sale (1)     2,301                          518
Allowance for loan losses                      (5,771)                      (6,314)                       (6,349)

Total                                        $898,003                     $855,506                      $829,087

Liabilities and Shareholders' Equity
Interest bearing liabilities
  Demand deposits                            $168,715     5,326   3.16    $151,076     3,477    2.30    $152,460     3,957    2.60
  Savings deposits                            157,536     4,396   2.79     174,456     4,280    2.45     173,388     4,993    2.88
  Other time deposits                         325,066    18,675   5.74     296,250    13,932    4.70     285,229    14,201    4.98
  Short-term borrowings                        42,079     2,536   6.03      46,276     1,974    4.27      36,288     1,153    3.18
  Long-term borrowings                          6,555       448   6.83       2,148       136    6.33          55         4    7.27
Total interest bearing liabilities/
      interest expense                        699,951    31,381   4.48     670,206    23,799    3.55     647,420    24,308    3.75
Noninterest bearing deposits                  105,857                      103,365                       102,363
Other liabilities                               9,534                        6,519                         8,257
Shareholders' equity                           82,661                       75,416                        71,047

Total                                        $898,003                     $855,506                      $829,087

Net interest income                                     $33,021   3.22%               $31,840   3.45%              $30,051    3.40%

Net yield on interest earning assets                              3.95%                         4.01%                         3.95%

(1)  Investments are at amortized cost. The valuation from amortized cost to market for available for sale securities is shown separately.
(2)  Yields are not on a tax equivalent basis.
(3)  Average volume includes nonaccrual loans.



      The following table shows the dollar amount of changes in interest income and expense for the years 1995 and 1994 attributable to changes in (a) volume, (b) rate, and (c) both volume and rate, in thousands of dollars:

                                                      1995 Compared to 1994*                           1994 Compared to 1993*
                                               Total                                            Total
                                              Change    Volume      Rate     Both              Change    Volume      Rate     Both
Increase (decrease) in
  Interest income
    Interest bearing deposits in
      other banks                               (120)     (126)       51      (46)                (45)      (81)       63      (27)
    Investment securities
      Taxable                                  1,636      (512)    2,244      (96)                 83       684      (568)     (33)
      Tax exempt                                (332)     (381)       53       (4)               (729)     (447)     (307)      24
    Federal funds sold                           294       208        62       25                 159       (12)      176       (6)
    Loans                                      7,285     4,914     2,100      271               1,812     2,643      (774)     (56)

          Total interest income                8,763     4,103     4,510      150               1,280     2,788    (1,410)     (97)

  Interest expense
    Deposits
      Demand                                   1,849       406     1,292      151                (480)      (36)     (448)       4
      Savings                                    116      (415)      588      (57)               (713)       31      (739)      (5)
      Time                                     4,743     1,355     3,088      300                (269)      549      (787)     (30)
    Short-term borrowings                        562      (179)      815      (74)                821       317       395      109
    Long-term borrowings                         312       279        11       22                 132       152        (1)     (20)

          Total interest expense               7,582     1,446     5,794      342              (  509)    1,013    (1,580)     (58)

Net interest income                            1,181     2,657    (1,284)    (192)              1,789     1,775       170     (155)


   * Total change may not crossfoot due to rounding.

Securities Portfolio

      The carrying values of securities held for investment on the dates indicated were as follows, in thousands of dollars:

                                                      December 31,
                                               1995        1994        1993

Obligations of states and political
   subdivisions                              $    -0-    $ 73,661    $ 87,797
Equity securities                                                       2,077

       Total                                 $    -0-    $ 73,661    $ 89,874

      The carrying values of securities available for sale on the dates indicated were as follows, in thousands of dollars:
                                                      December 31,
                                               1995        1994        1993

U. S.  Treasury securities                   $ 53,930    $ 88,674    $ 98,030
U. S. Government agencies                      32,024      57,893      48,242
Obligations of states and political
   subdivisions                                96,712

Corporate and foreign debt securities          39,629      43,592      55,491
Mortgage-backed securities                     79,987      42,482      42,942
Equity securities                              30,962      16,555      18,083

       Total                                 $333,244    $249,196    $262,788


      Maturities of securities available for sale and the weighted average yield (1) as of December 31, 1995 are as follows, in thousands of dollars:

                                     Due After  Due After
                            Due In     1 Year    5 Years
                            1 Year    Through    Through   Due After
                            or Less   5 Years   10 Years   10 Years     Total


U. S. Treasury securities  $ 46,337   $ 7,593                         $ 53,930
                              5.15%     4.58%                            5.07%

U. S. Government agencies  $ 32,024                                   $ 32,024
                              5.43%                                      5.43%

Obligations of states and
  political subdivisions   $  7,409    $26,150    $28,655    $34,498  $ 96,712
                              6.00%      6.30%      6.24%      5.77%     6.09%

Corporate and foreign
  debt securities          $ 15,038    $18,981    $ 2,002    $ 3,608  $ 39,629
                              6.29%      6.09%      9.21%      6.34%     6.35%

Mortgage-backed securities                                            $ 79,987
                                                                         6.75%

Total debt securities      $100,808    $52,724    $30,657    $38,106  $302,282
                              5.47%      5.98%      6.43%      5.82%     6.05%

Equity securities                                                     $ 30,962

Total securities                                                      $333,244


(1) Yields are not on a tax equivalent basis.
Loan Portfolio

      The following table shows the classification of loans on the dates indicated, in thousands of dollars:

                                                December 31,
                                   1995     1994     1993     1992     1991


Commercial and industrial       $104,085 $ 82,039 $ 86,193 $ 72,042 $ 65,373
Real estate-construction          41,413   39,296   34,659   36,999   37,860
Real estate-mortgage             353,916  312,520  281,058  265,671  244,673
Installment loans to individuals  49,944   46,397   35,957   29,341   32,928
Bankers acceptances                                                    4,167

Total                           $549,358 $480,252 $437,867 $404,053 $385,001


      An active credit risk management process is used for the loan portfolio to ensure that sound and consistent credit decisions are made. Commercial and industrial loans are underwritten to internal standards governed by established policies and procedures in order to control credit risk. Borrower relationships are reviewed on an on-going basis. For commercial and industrial loans, collateral is generally required with loan to value ratios ranging from 40% to 100% depending upon the type of collateral. Unsecured commercial and industrial loans are made when creditworthy borrowers are well known to the Banks.

      Real estate-construction loans are carefully reviewed by the Banks for feasibility and economic viability of the projects. The loans are generally subject to maximum loan to value ratios of 70% or up to 100% when takeout commitments are procured. Land acquisition and development loans are subject to loan to value ratios of 60% for unimproved land and 70% for improved land.

      The real estate-mortgage category of loans includes residential real estate mortgage loans which consist primarily of conventional home mortgages and home equity loans. Conventional home mortgages are generally underwritten to meet the requirements of institutional investors in the secondary market. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 80% or up to 90% if private mortgage insurance is obtained.

      Also included in the real estate-mortgage category are loans secured by non-residential properties. Loans of this type are mainly business, industrial or multi-family properties. These mortgage loans are generally subject to a 75% loan to collateral value limitation.

      Installment loans to individuals are made based on, among other things, the financial stability, repayment ability, and credit history of the borrowers. Individuals are generally required to provide collateral with maximum loan to value ratios generally ranging from 80% to 90%. Unsecured loans for personal use are available to customers who are considered financially stable and have an excellent credit history, solid net worth and good liquidity.

      Overall, the Banks grant commercial, real estate and installment loans to customers primarily located in the Illinois counties of Cook, Lake, McHenry and Will. As part of the credit risk management process, the Banks analyze the loan portfolio as a whole for concentrations of loans by collateral type, loan purpose, and industrial classifications of the borrowers. As of December 31, 1995, the real estate-mortgage category included $146.3 million of loans secured by 1-4 family residential properties of which $93.8 million are first mortgages and $52.5 million are junior mortgages. The real estate-mortgage category also includes $176.3 million of loans secured by non-farm non-residential properties. As of December 31, 1995, the Banks were not aware of any loan concentrations not otherwise disclosed above that would exceed 10% of total loans to borrowers engaged in similar activities.


      The following is a summary of maturities of loans by certain categories at December 31, 1995, in thousands of dollars:
                                                Due After
                                       Due in    1 Year
                                       1 Year    Through   Due After
                                       or Less   5 Years    5 Years    Total

Commercial and industrial
  (including bankers acceptances
  and commercial paper)                $41,925   $57,481    $ 4,679   $104,085
Real estate construction loans          24,606    15,517      1,290     41,413
Interest rate sensitivity of loans
    due after one year with:
  Fixed rates of interest                                               53,830
  Adjustable interest rates                                             25,137


      Nonaccrual loans at the dates indicated were as follows, in thousands of dollars:

                                                December 31,
                                   1995     1994     1993     1992     1991

Commercial, financial and
  agricultural                    $  143   $  245   $  914   $2,098   $1,914
Real estate construction             800      900      900    1,414      358
Real estate mortgage               2,675    2,620    2,636    5,340    5,082
Installment loans to individuals     155      267      102      156       83

                                  $3,773   $4,032   $4,552   $9,008   $7,437


      Other impaired loans under Statement of Financial Accounting Standards No. 114 not included in nonaccrual loans above as of December 31, 1995 were as follows, in thousands of dollars:

Real estate construction        $1,257
Real estate mortgage               383


      Restructured loans at dates indicated were as follows, in thousands of dollars:

                                                   December 31,
                                       1995    1994    1993     1992     1991


Commercial, financial and agricultural $  22  $1,860  $2,063   $  225  $ 1,608
Installment loans to individuals           8                       33
Real estate-mortgage                     475   1,274   2,111    4,034    2,281
                                      $  505  $3,134  $4,174   $4,292   $3,889


      The following table shows interest income that would have been recorded in the year ended December 31, 1995 if the loans had been current in accordance with their original terms, in thousands of dollars:

                                                       Impaired
                                                        under
                                                       SFAS 114      Other
          Loans accounted for on a nonaccrual basis
            Commercial, financial and agricultural          18           4
            Real estate-construction                       239
            Real estate-mortgage                           112          98
            Installment loans to individuals                             9
          Troubled debt restructuring
            Commercial, financial and agricultural                       4
            Real estate-mortgage                                        38
            Installment loans to individuals                             1

      The following table shows interest income that was received in the year ended December 31, 1995 on loans included above, in thousands of dollars:

                                                       Impaired
                                                        under
                                                       SFAS 114      Other

          Loans accounted for on a nonaccrual basis
            Real estate-construction                       181
            Real estate-mortgage                            35          4
            Installment loans to individuals                            2
          Troubled debt restructuring
            Commercial, financial and agricultural                      1
            Real estate-mortgage                                       38
            Installment loans to individuals                            1

      The following discussion is management's policy for placing loans on a nonaccrual status.

      Loans are placed in nonaccrual status when, in the best judgement of Bank management, its collectibility is doubtful. Generally, loans are placed in nonaccrual status when principal or interest is contractually past due 90 days, unless a loan is both adequately secured and in the process of collection.

      Accruing loans past due ninety days or more as to principal or interest (not included above) at the dates indicated, in thousands of dollars:

                                              December 31,

                                  1995     1994      1993      1992      1991
Commercial, financial and
  agricultural                   $  30    $  25     $  12    $  291    $  110
Real estate mortgage               188       98        69       330       699
Installment loans to individuals   163       61        41       149        65

      As of the end of each reported period, there were no loans outstanding, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower (exclusive of items included in nonperforming loans listed above).

      At December 31, 1995, there were no loans not disclosed above as to which there are serious doubts about the ability of the borrower to comply with present repayment terms.



Summary of Loan Loss Experience

      An analysis of loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

                                          Year Ended December 31,

                                   1995     1994     1993     1992     1991

Balance at beginning of year     $6,050   $6,226   $5,447   $4,723   $4,239

Charge-offs:
  Commercial, financial and
    agricultural                    594      356      522    2,970    1,155
  Real estate construction                    55
  Real estate mortgage              159       67      329      423       47
  Installment loans to individuals  696      336      238      219      162

                                  1,449      814    1,089    3,612    1,364

Recoveries:
  Commercial, financial and
    agricultural                     83      164      422      110      125
  Real estate mortgage                                                   46
  Installment loans to individuals  102      119       84       52       62

                                    185      283      506      162      233

Net charge-offs                   1,264      531      583    3,450    1,131

Additions charged to expense        799      355    1,362    4,174    1,615

Balance at end of year           $5,585   $6,050   $6,226   $5,447   $4,723


Ratio of net charge-offs during the
  year to average loans           0.25%    0.12%    0.14%    0.89%    0.30%

Allocation of the Allowance for Loan Losses
       (In thousands of dollars)

                                                                         Year End December 31,

                                 1995                1994                1993                1992                1991
                                  % of Loans          % of Loans          % of Loans          % of Loans          % of Loans
                                     in Each             in Each             in Each             in Each             in Each
                                 Category to         Category to         Category to         Category to         Category to
                          Amount Total Loans Amount  Total Loans Amount  Total Loans Amount  Total Loans Amount  Total Loans
Commercial, financial
  and agricultural        $1,032    19.0%    $1,826    17.1%     $3,355    19.7%     $2,191     17.8%    $1,877     18.0%

Real estate-construction     445     7.5        186     8.2          69     7.9         628      9.2        550      9.8

Real estate-mortgage       3,620    64.4      3,275    65.1       2,639    64.2       2,392     65.7      2,013     63.6

Installment loans
 to individuals              488     9.1        763     9.6         163     8.2         236      7.3        283      8.6

                          $5,585   100.0%    $6,050   100.0%     $6,226   100.0%     $5,447    100.0%    $4,723    100.0%

    The amount of the additions to the allowance for possible loan losses charged to expense for the periods indicated
were based on a variety of factors, including actual charge-offs during the year, historical loss experience, character of portfolio, specific loan allocations, industry guidelines and an evaluation of current and prospective economic conditions in the Bank's market areas.

Deposits

      The following table sets forth the classification of average deposits for the indicated periods, in thousands of dollars:

                                                   Year ended December 31,
                                                1995       1994       1993

Noninterest bearing demand deposits          $105,857   $103,365   $102,363
Interest bearing demand deposits              168,715    151,076    152,460
Savings deposits                              157,536    174,456    173,388
Time deposits                                 325,066    296,250    285,229

      The following table sets forth the average rates paid on deposits for the indicated periods:
                                                 Year Ended December 31,
                                                 1995     1994     1993

Interest bearing demand deposits                 3.16%    2.30%    2.60%
Savings deposits                                 2.79     2.45     2.88
Time deposits                                    5.74     4.70     4.98


      The following table sets forth the maturities of time deposits of $100,000 or more, in thousands of dollars, for the period indicated:
                                                        Year Ended
                                                       December 31,
                                                           1995

Three months or less                                      $34,651
Over three months to six months                            13,087
Over six months to twelve months                           20,690
Over twelve months                                         25,607

Total                                                     $94,034


Return on Equity and Assets

      The following table presents certain ratios relating to the Registrant's equity and assets:
                                              Year Ended December 31,
                                              1995     1994     1993

Return on average equity                      13.03%   10.12%   11.66%
Return on average assets                       1.20      .89     1.00
Dividend payout ratio                         22.04    31.56    27.50
Average total shareholders' equity
  to average total assets                      9.20     8.82     8.57


Short-Term Borrowings

      The following table presents selected information relating to short-term borrowings:
                                              Year Ended December 31,
                                              1995     1994     1993

Federal funds purchased and securities
  sold under agreements to repurchase        $32,372  $37,552  $43,210
Average interest rate on amount
  outstanding at year end                      5.64%    5.39%    2.82%
Maximum month-end amount outstanding
  during the year                            $44,419  $51,650  $44,288
Average amount outstanding during the year $40,165 $43,925 $35,368 Average interest rate on amount
  outstanding during the year                  5.62%    4.01%    3.03%

                      NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                                                  GAP TABLE
                                                Dec 31, 1995
                                               (In thousands)

                                                 Year 1     Year 2     Year 3     Year 4     Year 5  Years > 5      TOTAL
     Interest bearing deposits     Maturity       4,848          0          0          0          0          0      4,848
       in other banks              Rate           5.01%      0.00%      0.00%      0.00%      0.00%      0.00%      5.01%
                                   Repricing      4,848          0          0          0          0          0      4,848
                                   Rate           5.01%      0.00%      0.00%      0.00%      0.00%      0.00%      5.01%

      Securities                   Maturity     121,528     43,681     34,092     26,453        710    106,780    333,244
                                   Rate           5.64%      6.37%      6.68%      6.28%      6.59%      5.26%      5.77%
                                   Repricing    144,030     43,158     33,534     25,857         73     86,592    333,244
                                   Rate           5.43%      6.37%      6.68%      6.27%      6.96%      5.54%      5.77%

     Fed funds sold                Maturity       6,500          0          0          0          0          0      6,500
                                   Rate           5.85%      0.00%      0.00%      0.00%      0.00%      0.00%      5.85%
                                   Repricing      6,500          0          0          0          0          0      6,500
                                   Rate           5.85%      0.00%      0.00%      0.00%      0.00%      0.00%      5.85%

     Loans net of unearned income  Maturity     147,011     94,690     74,932     84,106     12,303    135,013    548,055
                                   Rate           9.20%      8.90%      8.72%      8.67%      8.93%      8.34%      8.78%
                                   Repricing    236,250     64,198     63,685     67,395     11,552    104,975    548,055
                                   Rate           9.06%      8.87%      8.71%      8.62%      8.89%      8.23%      8.78%

     Interest bearing deposits     Maturity     262,117    140,022     60,990     38,812     13,664    170,720    686,325
                                   Rate           5.22%      5.08%      4.58%      4.59%      2.73%      3.10%      4.52%
                                   Repricing    338,744    117,034     50,261     34,521     11,734    134,031    686,325
                                   Rate           4.91%      5.32%      4.74%      4.68%      2.57%      2.89%      4.52%

     Short-term borrowings         Maturity      36,872          0          0          0          0          0     36,872
                                   Rate           6.04%      0.00%      0.00%      0.00%      0.00%      0.00%      6.04%
                                   Repricing     36,872          0          0          0          0          0     36,872
                                   Rate           6.04%      0.00%      0.00%      0.00%      0.00%      0.00%      6.04%

     Long-term borrowings          Maturity       4,588      2,000          0      5,000          0          0     11,588
                                   Rate           6.50%      6.50%      0.00%      5.85%      0.00%      0.00%      6.22%
                                   Repricing      4,588      2,000          0      5,000          0          0     11,588
                                   Rate           6.50%      6.50%      0.00%      5.85%      0.00%      0.00%      6.22%


     Maturing gap                               (23,690)    (3,651)    48,034     66,747       (651)    71,073    157,862
     Repricing gap                               11,424    (11,678)    46,958     53,731       (109)    57,536    157,862
     Cumulative maturing gap                    (23,690)   (27,341)    20,693     87,440     86,789    157,862
     Cumulative repricing gap                    11,424       (254)    46,704    100,435    100,326    157,862
    ASSUMPTIONS:  Principal payments of amortized loans and securities are based on the contractual schedule or assumed average life.  Maturing and repricing of interest bearing liability balances that have no stated maturity (N.O.W., Money
Market and Savings) are treated as 10-20% payable  in the first year, 15-30% payable in the second year, 10-20% payable in the third year, 10% payable in the fourth year, 5-10% payable in the fifth year, and 15-45% payable in greater than
5 years. Maturity and repricing of interest earning assets with no stated maturity are treated as due in the greater than 5 year category. Quoted rates are average weighted rates.  Subtotals may not foot due to rounding.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is management's discussion and analysis of the financial condition of the Company and subsidiaries at December 31, 1995 when compared with December 31, 1994 and December 31, 1993 and the results of operations for the twelve month periods ended December 31, 1995, December 31, 1994 and December 31, 1993. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this annual report.

Financial Condition at December 31, 1995 Compared to December 31, 1994 and December 31, 1993.

      Total assets of the Company increased $12,833,000 to $872,563,000 from December 31, 1993 to December 31, 1994 and $81,891,000 to $954,454,000 from
December 31, 1994 to December 31, 1995. Average assets grew to $855,506,000 in 1994 and $898,003,000 in 1995 representing growth rates of 3.2% and 5.1%, respectively.

      Loans net of unearned income increased $42,226,000 from $436,029,000 on December 31, 1993 to $478,255,000 on December 31, 1994 and increased $69,800,000 to $548,055,000 on December 31, 1995. This represents growth of 9.7% and 14.6% for 1994 and 1995, respectively. Loan categories consist of commercial-industrial, real estate-construction, real estate-mortgage and installment loans to individuals. Between 1993 and 1995 these categories have all increased with the largest volume increases in commercial-industrial and real estate-mortgage. The 1994 and 1995 growth in loans was a result of a stable local economy and an increased focus on quality lending relationships. The total dollar amount of non accrual, restructured, ninety days past due and still accruing and other impaired loans has declined each year since 1993 from $8,848,000 in 1993 to $7,350,000 in 1994 and $6,299,000 in 1995. These totals represent 1.0%, .8% and .7% of total assets for the years ended 1993, 1994 and 1995, respectively.

      Total securities decreased $29,805,000 in 1994 and increased $10,387,000 in 1995. Of the decrease in 1994 and increase in 1995, $12,284,000 and $19,941,000 respectively are attributed to compliance with Statement of Financial Accounting Standards ("SFAS") No. 115 which requires the Company to mark to market the securities that have been designated as available for sale. Growth rates based strictly on comparisons of amortized cost reflect decreases of 5.1% in 1994 and 2.9% in 1995. These decreases are largely attributed to funding requirements generated by the Company's loan growth. In November, 1995 the Financial Standards Accounting Board provided an opportunity for financial institutions to reclassify current securities without violating the
provisions of SFAS No. 115.   The Company availed itself of this opportunity
by reclassifying all held to maturity securities to available for sale. Securities classified held to maturity generally could not be sold. This reclassification impacts the amount of the Company's current and future capital since unrealized gains (losses), net of tax on securities held for sale must be recorded in capital. However, since bank regulations do not recognize unrealized gains and losses for capital adequacy purposes this reclassification now permits the Company to utilize all investment securities in managing interest rate risk and liquidity.

      Premises and equipment rose $740,000 in 1994 and an additional $225,000 in 1995. The 1994 increase was primarily due to land acquisition to facilitate parking expansion at a subsidiary bank, certain subsidiary bank interior renovations and computer equipment upgrades. The 1995 increase included fixed asset outlays associated with the Company's decision to transfer the function of item processing from a third party vendor to the Company's centralized operation division. The 1995 addition of two banking locations also contributed to the increase.



      Other real estate owned for the years ended 1993, 1994 and 1995 was $4,400,000, $1,575,000 and $1,610,000, respectively.

      Total deposits increased $12,463,000 to $741,701,000 from December 31, 1993 to December 31, 1994 and increased $58,463,000 to $800,164,000 as of
December 31, 1995. Comparison of average balances for the components of deposit liabilities is more meaningful than comparison of period end volumes due to the balance swings associated with transaction type accounts. From 1993 through 1995 average balances for non interest bearing transaction accounts showed modest growth. Average interest bearing deposits grew 1.8% in 1994 and 4.8% in 1995.

      Short term borrowing was $45,335,000, $40,577,000 and $36,872,000 as of
December 31, 1993, 1994 and 1995, respectively. Short term borrowing consists mainly of institutional sales of securities sold under agreement to repurchase and is used primarily as a substitute for collateralized deposits. Long term borrowing increased from $300,000 in 1993 to $5,650,000 on December 31, 1994 and $11,588,000 for year end 1995. The increase was mainly attributed to a subsidiary bank borrowing from the Federal Home Loan Bank of Chicago to fund real estate-mortgage loans.

Results of Operations for the Twelve Months Ended December 31, 1993, December 31, 1994 and December 31, 1995.

Net Income:

      Net income before applicable income taxes for the years ended 1993, 1994 and 1995 was $8,271,000, $9,773,000 and $14,242,000, respectively.

Net Interest Income:

      Net interest income prior to provision for loan losses increased 5.9% in 1993 as compared to 1994 and increased 3.7% in 1994 as compared to 1995.

      For 1994 as compared to 1993, interest income increased $1,280,000, mainly due to increased loan volumes, while interest expense declined $509,000 due to rate reductions in interest bearing deposits partially offset by volume increases in the time deposit and borrowing categories. The result was a 15 basis point decline in the yield on average earning assets from 7.15% in 1993 to 7.00% in 1994 and a 20 basis point reduction on average rate paid on interest bearing liabilities from 3.75% in 1993 to 3.55% in 1994.

      For the comparative periods of 1995 and 1994 interest income increased $8,763,000 primarily due to volume increases in loans and rate increases in loans and taxable securities. Interest expense increased $7,582,000 due largely to volume increases in time deposits and rate changes in all interest bearing deposit categories. The 1994 monetary policy implemented by the Federal Reserve Board of Governors that repeatedly raised interest rates in order to slow economic activity and inflationary trends was a major cause in the reduction of the 1995 net interest margin. The yield on average earning assets increased 70 basis points from 7.00% in 1994 to 7.70% in 1995, however, the average rate paid on interest bearing liabilities rose 93 basis points from 3.55% in 1994 to 4.48% in 1995. The net interest margin, which is not on a taxable equivalent basis, was 3.95%, 4.01% and 3.95% for the years 1993, 1994 and 1995, respectively.

Provision for Loan Losses:

      The provision for loan losses is based on quarterly analysis by the subsidiary banks which includes analysis of the current and prospective economic conditions, credit quality by loan classification, specific allocations and historic trends. Provisions were $1,362,000 in 1993, $355,000 in 1994 and $799,000 in 1995. Non accrual, impaired, restructured and loans past due 90 days and still accruing declined 16.9% to $7,350,000 in 1994 and 14.3% to $6,299,000 for 1995. Ratio of net charge-offs to average loans was
 .14%, .12% and .25% for 1993, 1994 and 1995 respectively.

Noninterest Income:

      Total other income varied from $6,928,000 in 1993, $6,457,000 in 1994 and $9,945,000 in 1995. The $2,307,000 increase in the 1995 investment security gains was the major contributing factor for the rise in noninterest income.

      Fees for customer services experienced a 4.6% reduction in 1994 and an 8.5% increase in 1995. The 1994 reduction was due to a data processing conversion which entailed waiving customer fees at subsidiary banks during the conversion months and to unanticipated reductions in fee based transaction volumes. The increase in 1995 when compared to 1994 was largely due to the adverse revenue impact of the 1994 conversion and 1995 increases in fees for customer overdrafts.

      The Company experienced a $595,000 reduction in other operating income in 1994 as compared to 1993. Due to the significant rise in interest rates during 1994, the revenues associated with residential mortgage origination and refinancing declined by over $600,000 compared to 1993. In 1995, 77.5% of the $822,000 increase as compared to 1994 was due to increased revenues associated with mortgage origination, a one time litigation award and the gain on the sale of a portfolio of mortgage servicing rights held by a subsidiary bank.

      Trust department fees were virtually unchanged between 1993 and 1994. The 25.4% increase in 1995 compared to 1994 was the result of the Company's focus on increasing service fees for this line of business.

      Investment security gains were $1,050,000, $1,330,000 and $3,637,000 for
1993, 1994 and 1995 respectively.   The $2,307,000 increase in 1995 as
compared to 1994 is indicative of the strong bond and equity markets. Securities available for sale are utilized in managing interest rate risk and liquidity.

Noninterest Expense:

      Total year end other expenses were $27,346,000 in 1993, $28,169,000 in 1994 and $27,925,000 in 1995.

      Salary and employee benefits rose 9.2% in 1994 compared to 1993.
Average full time equivalent employees increased from 377 in 1993 to 390 in 1994. The majority of the employee additions were in job positions that were in the higher end of the compensation range. This increase along with incentive based compensation and normal annual merit adjustments accounted for the vast majority of the 8.9% increase in the salary portion of the category. Similarly, the benefit portion of the category rose 9.8% in 1994.

      In 1995 salary and benefits rose 1.9% compared with 1994. The salary portion of this category rose less than 1.0% due largely to reduced payments under an incentive based compensation program. The impact of a full year of a structured salary administration program which enhanced the relationship between job value and compensation was also a contributor. In 1995 the benefits portion of this category grew 6.5% primarily due to increased costs in the health and welfare program and expenses associated with the implementation of a Company wide career apparel benefit.

      Occupancy and equipment expense decreased 4.1% between 1993 and 1994 and rose 5.2% between 1994 and 1995. The reduction experienced in 1994 was due to a subsidiary bank, in late 1993, leasing portions of unused facility space and overall reductions in certain utility costs. The increase in 1995 was, primarily, attributed to depreciation expense for fixed asset outlays associated with the Company's decision to transfer the item processing function from a third party vendor to the Company's centralized operation division. The 1995 addition of two banking locations also contributed to the increase.

      Data processing expenses were $1,987,000, $1,627,000 and $1,085,000 for
the years ended 1993, 1994 and 1995.   Such expenses were lower in 1994 as
compared to 1993 due to one time conversion costs that were recorded in 1993 when the Company converted the major portion of its application data processing function to a new third party provider. The 33.3% reduction recorded in 1995 compared to 1994 was primarily the result of the Company's decision to transfer the function of item processing from a third party vendor to the Company's centralized operation division.

      Other expenses were $8,175,000 in 1993, $8,322,000 in 1994 and
$8,147,000 in 1995 The 1.80% increase in 1994 as compared to 1993 was largely due to an increase in professional fees that was offset by reductions in expenses to carry and maintain other real estate owned. In 1995, the Federal Deposit Insurance Corporation reduced the deposit premium rate to reflect that the Bank Insurance Fund had neared fully funded status. Financial institution's deposit premium rates are based on capital adequacy. The Company's banking subsidiaries are classified "well capitalized" and pay the lowest premium rate. The premium reduction and reduced costs to carry and maintain other real estate owned offset by material increases in inter-bank courier and employee training expenses accounted for the decrease. The increase in inter-bank courier expenses were the result of the 1995 transfer of the item processing function from a third party vendor to the Company's centralized operation division. The increase in employee training expenses reflects the Company's focus on formal and comprehensive sales, service and system education.


Income Taxes

      Income taxes were $884,000, $2,139,000 and $3,475,000 representing effective tax rates of 10.7%, 21.9% and 24.4% for the years ended 1993, 1994 and 1995, respectively. The increase in effective tax rates reflects the reduced dollar volume of interest income exempt from federal income taxes coupled with the increased pre tax income for each succeeding year.


Liquidity and Interest Rate Sensitivity.

      The Company and its bank subsidiaries oversee the liquidity position of the Banks to insure that sufficient funds are available for asset growth and to meet customers' needs for borrowing, deposit withdrawals. The major sources of liquidity are: cash from operating activities; customer liabilities; securities available for sale; credit accommodations from other banks; and payments on loans. Analysis of liquidity position and risk is performed on a consolidated basis as well as at the subsidiary bank level.
The "gap table" presented earlier in this report reconciles principal payments
and maturing interest earning assets and interest bearing liabilities.   The
Company's liquidity ratios are within industry peer group norms.
      Interest rate sensitivity has a major impact on the earnings of the Company in changing rate environments. The interest rate risk management of the Company and its subsidiary banks operates under a written policy administered through asset and liabililty management committees of the Company and Banks. The measurement and monitoring of short and long term interest rate risk is necessary to insure stable earnings in different interest rate environments. The Company and each subsidiary have measurement systems that provide information on exposures to both long and short term interest rate risk. Proper management of this risk involves matching interest sensitive assets and liabilities in the short and long term (see the "gap table" presented earlier in this report). The measurement system also provides the projected effect on the net interest income in a most likely scenario and four different falling and four different rising rate scenarios. The Company's consolidated measurements indicate manageable exposure to earnings fluctuations associated with swings in the interest rate environment.

Shareholder Equity.

      The Company's major source of capital is the retention of net income. Total shareholder equity was $77,560,000, $74,659,000 and $93,896,000 for the years ended 1993, 1994, and 1995. Total shareholder equity includes net unrealized gains (losses) on securities available for sale, net of tax. Total shareholder equity less the adjustment for net unrealized gains (losses) on securities available for sale, net of tax would have been $73,443,000, $78,068,000 and $85,088,000 for years ended 1993, 1994 and 1995 respectively.
Growth in shareholder equity excluding the adjustment for unrealized gains and losses on investment securities available sale was 6.3% in 1994 and 9.0% in
1995.   Average shareholder equity to total average assets for the years ended
1993, 1994, and 1995 was 8.6%, 8.8% and 9.2%.   Regulatory capital ratios are
categorized as "well capitalized," "adequately capitalized" and "undercapitalized." The table below illustrates regulatory capital ratios:

Capital Category        Total Risk Based         Tier I Risk Based
Leverage
                           Capital %                Capital %            Ratio
%

Well Capitalized                 10%                      6%                5%
Adequately Capitalized            8%                      4%                4%
Undercapitalized                < 8%                    < 4%              < 4%


On December 31, 1995 the Company's total risk based capital ratio, tier I risk based capital ratio and leverage capital ratio were 13.60%, 12.76% and 8.98%, respectively. As of December 31, 1995 the Company's subsidiaries met the definition of "well capitalized" for each of the capital ratios.

Inflation.

      The impact of inflation on a banking organization is difficult to assess. Unlike an industrial company, a banking organization's assets and liabilities are primarily monetary. Therefore, a banking organization does not necessarily gain or lose because of inflation. Moreover, interest rates, which are a major determinant of a banking organization's profitability, do not necessarily follow changes in the prices of goods and services. An analysis of a banking organization's asset and liability structure provides the best indication of how it is positioned to respond to changing interest rates and maintain profitability.


Fair Value of Financial Instruments.

      Disclosures as to fair value of the Company's financial instruments appear in the notes to the consolidated financial statements. Changes in the methods and assumptions used to estimate the fair value of each class of financial instruments may have a material effect on those estimated values.
It should be noted that assets and liabilities which are not considered
financial instruments have not been valued in our disclosure.   Management is
concerned that reasonable comparability between financial institutions may not be feasible due to the wide range of permitted valuation techniques, given the absence of active secondary markets for many of these financial instruments. The lack of uniform valuation methods also introduces a greater degree of subjectivity to these estimated fair values.

Impact of New Accounting Standards

      In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122 "Accounting for Mortgage Servicing Rights" and is effective for fiscal years beginning after December 31, 1995. SFAS No. 122 requires the recognition of a separate asset related to the rights to service loans for others no matter how acquired. Assessment of the capitalized mortgage servicing rights for impairment would be based on fair value. In December 1995, the Company sold all its servicing rights with a final transfer date of February, 1996. The Company does not intend to retain or acquire mortgage servicing in the future. Therefore implementation of this accounting standard will have no impact on the Company's earnings.

      Statement of Position 94-6 (SOP 94-6), "Disclosure of Certain Significant Risks and Uncertainties" is effective for fiscal years ending after December 15, 1995. This statement requires disclosures of risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term and stem from (a) the nature of an entity's operations, (b) the necessary use of estimates in preparation of the financial statements and (c) significant concentrations in aspects of an entity's operations. Disclosures relating to items in SOP 94-6 are referred to in the notes to consolidated financial statements item No. 1 and do not have an impact on amounts recorded in the financial statements.



             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                           Page

Northern Illinois Financial Corporation

      Independent Auditors' Report                           32

      Consolidated Balance Sheets                            33

      Consolidated Statements of Income                   34-35

      Consolidated Statements of Changes in
        Shareholders' Equity                                 36

      Consolidated Statement of Cash Flows                37-38

      Notes to Consolidated Financial Statements          39-58


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Northern Illinois Financial Corporation


         We have audited the accompanying consolidated balance sheets of Northern Illinois Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in share-holders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated finan-cial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by manage-ment, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Illinois Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities and income taxes in 1993, and its method of accounting for impairment of loans in 1995, to conform to pronouncements of the Financial Accounting Standards Board.






Hutton, Nelson and McDonald LLP


Oakbrook Terrace, Illinois
January 31, 1996
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       December 31,
                                                   1995         1994
                                                      (In thousands,
                                                    except share data)

Cash and due from banks (Note 2)                  $ 27,888     $ 27,856
Interest bearing deposits in other banks             4,848        1,128
Federal funds sold                                   6,500        9,010
Securities (Notes 1, 3 and 4)
  Held to maturity, at amortized cost
     (market value $73,756 in 1994)                              73,661
  Available for sale, at market                    333,244      249,196
Loans, net of unearned income (Notes 4 and 5)      548,055      478,255
Allowance for loan losses (Note 6)                  (5,585)      (6,050)
Premises and equipment (Note 7)                     22,778       22,553
Accrued interest receivable                          7,183        6,862
Other real estate owned                              1,610        1,575
Other assets (Note 8)                                7,933        8,517

                                                  $954,454     $872,563


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits (Note 9)
     Noninterest bearing                          $113,839     $112,640
     Interest bearing                              686,325      629,061

          Total deposits                           800,164      741,701
  Short-term borrowings (Note 10)                   36,872       40,577
  Long-term borrowings (Note 11)                    11,588        5,650
  Other liabilities                                 11,077        9,104
  Dividends payable                                    857          872

          Total liabilities                        860,558      797,904

Shareholders' equity
  Common stock, no par value; authorized
     10,000,000 shares; issued and outstanding
     2,956,784 and 3,006,477 shares                 16,697       16,978
  Retained earnings (Note 17)                       68,391       61,090
  Net unrealized gains (losses) on available
     for sale securities, net of tax of $5,570
     in 1995 and $(2,156) in 1994                    8,808       (3,409)

          Total shareholders' equity                93,896       74,659

                                                  $954,454     $872,563


                     The accompanying notes are an integral
                       part of these financial statements.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                          Year Ended December 31,
                                          1995      1994    1993
                                              (In thousands,
                                          except per share data)
Interest income
  Interest and fees on loans             $45,379   $38,094 $36,282
  Interest on federal funds sold             809       515     356
  Interest on securities
     Taxable                              13,604    11,968  11,884
     Exempt from federal income tax        4,588     4,920   5,649
  Interest on deposits in other banks         22       142     188

          Total interest income           64,402    55,639  54,359

Interest expense
  Interest on deposits                    28,397    21,689  23,151
  Interest on short-term borrowings        2,536     1,974   1,153
  Interest on long-term borrowings           448       136       4

          Total interest expense          31,381    23,799  24,308

Net interest income                       33,021    31,840  30,051
Provision for loan losses (Note 6)           799       355   1,362

Net interest income after provision
  for loan losses                         32,222    31,485  28,689

Other income
  Fees for customer services               3,361     3,097   3,248
  Other operating income                   2,478     1,656   2,251
  Trust department fees                      469       374     379
  Securities gains                         3,637     1,330   1,050

          Total other income               9,945     6,457   6,928

Other expenses
  Salaries and employee benefits          14,604    14,333  13,129
  Occupancy and equipment expense          4,089     3,887   4,055
  Data processing                          1,085     1,627   1,987
  Other                                    8,147     8,322   8,175

          Total other expenses            27,925    28,169  27,346








                     The accompanying notes are an integral
                       part of these financial statements.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)


                                          Year Ended December 31,
                                          1995      1994    1993
                                              (In thousands,
                                          except per share data)

Income before income taxes and
  cumulative effect of change in
  accounting for income taxes            $14,242   $ 9,773 $ 8,271
Applicable income taxes (Notes 1 and 13)   3,475     2,139     884

Income before cumulative effect of
  change in accounting for income taxes   10,767     7,634   7,387
Cumulative effect of change in accounting
  for income taxes (Note 1)                                    898

Net income                               $10,767   $ 7,634 $ 8,285

Average number of common shares
  outstanding                              2,971     3,015   3,036

Earnings per common share
  Income before cumulative effect
     of change in accounting               $3.62     $2.53   $2.43
  Cumulative effect of change in
     accounting                                                .30

  Net income                               $3.62     $2.53   $2.73























                     The accompanying notes are an integral
                       part of these financial statements.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                Net Unrealized
                                                                 Gains (Losses)
                                                                 on Available
                                       Common Stock     Retained   for Sale
                                    Shares      Amount  Earnings  Securities
                                              (In thousands, except share data)

Balance, January 1, 1993           3,050,801    $17,228  $50,713       $
  Net income                                               8,285
  Cash dividend $.75 per share                            (2,278)
  Cost of shares acquired            (21,026)      (119)    (386)
  Unrealized gains after tax
     of $2,604                                                           4,117

Balance, December 31, 1993         3,029,775     17,109   56,334         4,117
  Net income                                               7,634
  Cash dividend $.80 per share                            (2,409)
  Cost of shares acquired            (23,298)      (131)    (469)
  Unrealized (losses) after tax
     benefit of $4,760                                                  (7,526)

Balance, December 31, 1994         3,006,477     16,978   61,090        (3,409)
  Net income                                              10,767
  Cash dividend $.80 per share                            (2,373)
  Cost of shares acquired            (49,693)      (281)  (1,093)
  Unrealized gains after tax
     of $7,724                                                          12,217

Balance, December 31, 1995         2,956,784    $16,697  $68,391       $ 8,808





















                     The accompanying notes are an integral
                       part of these financial statements.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                               1995       1994        1993
                                                    (In thousands)
Cash flows from operating activities:
  Interest received                          $  65,042   $ 59,597   $  58,448
  Fees and commissions received                  6,235      5,033       5,878
  Interest paid                                (29,919)   (22,956)    (24,595)
  Cash paid to suppliers and employees         (28,329)   (25,318)    (25,914)
  Income taxes refunded (paid)                  (7,833)       112      (1,573)

          Net cash provided by operating
            activities                           5,196     16,468      12,244

Cash flows from investing activities:
  Net (increase) decrease in interest
     bearing deposits in other banks            (3,720)     3,947       2,025
  Sale of securities
     Held to maturity                              182
     Available for sale                         39,128     18,767      46,828
  Maturities of securities
     Held to maturity                            5,432     17,484      15,169
     Available for sale                        107,701     76,025      90,951
  Purchase of securities
     Held to maturity                                      (3,476)    (18,519)
     Available for sale                       (139,799)   (92,587)   (149,809)
  Net increase in loans                        (71,502)   (42,708)    (36,458)
  Capital expenditures                          (2,351)    (2,638)     (3,118)
  Proceeds from sale of equipment                  124         30           9
  Proceeds from sale of other real estate
     owned                                         440      2,774       4,350
  Premiums paid for life insurance                (156)      (152)        (85)

          Net cash used in investing
            activities                         (64,521)   (22,534)    (48,657)

Cash flows from financing activities:
  Net increase in deposits                      58,463     12,463      29,525
  Net increase (decrease) in short-term
     borrowings                                 (3,705)    (4,758)     10,291
  Repayment of capital lease obligations                                 (153)
  Dividends paid                                (2,387)    (2,266)     (2,072)
  Common stock acquired                         (1,374)      (600)       (505)
  Proceeds from issuance of long-term notes      6,000      5,500
  Repayment of long-term notes                    (150)      (150)

          Net cash provided by financing
            activities                          56,847     10,189      37,086

Net increase (decrease) in cash and cash
  equivalents                                   (2,478)     4,123         673
Cash and cash equivalents at beginning
  of year                                       36,866     32,743      32,070

Cash and cash equivalents at end of year     $  34,388   $ 36,866   $  32,743

                     The accompanying notes are an integral
                       part of these financial statements.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                   Year Ended December 31,
                                                1995       1994        1993
                                                    (In thousands)
Reconciliation of net income to net cash provided by operating activities:

Net income                                     $10,767    $ 7,634     $ 8,285
Adjustments to reconcile net income to net
     cash provided by operating activities:
  Premium amortization net of discount
     accretion                                     986      3,519       3,940
  Provision for depreciation                     2,106      1,828       1,732
  Provision for loan losses                        799        355       1,362
  Provision for write-down of other real
     estate owned                                             170         481
  Provision for write-down of securities                       85
  Cumulative effect of change in accounting
     for income taxes                                                    (898)
  Provision for deferred income taxes           (5,567)     2,639         199
  Interest on long-term repurchase agreements       88
  Gain on sale of securities                    (3,637)    (1,330)     (1,050)
  (Gain) loss on sale of equipment                 (36)        (2)         92
  Gain on sale of other real estate owned          (37)      (167)       (113)
  Changes in assets and liabilities
     (Increase) decrease in other assets        (1,439)       785      (1,134)
     Increase (decrease) in other liabilities    1,166        952        (652)

          Total adjustments                     (5,571)     8,834       3,959

Net cash provided by operating activities      $ 5,196    $16,468     $12,244

Supplemental schedule of noncash investing
     and financing activities:
  Net unrealized gains (losses) on securities
     available for sale                        $12,216    $(7,526)     $4,117

  Net software transferred to other assets                    $42         $29

  Loans transferred to (from) other real
     estate owned                                 $438       $(48)     $1,563

  Securities trades settled in a subsequent
     year                                         $415       $936         $26

  Contributions and net earnings of the
     Execuflex Plan                               $392       $646        $486

  Securities transferred from held to
     maturity to available for sale            $68,047     $2,077


                     The accompanying notes are an integral
                       part of these financial statements.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices applicable to the banking industry.

         Principles of Consolidation - The consolidated financial state-ments of Northern Illinois Financial Corporation include the accounts of the Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated.

         Nature of Operations - The Company is a bank holding company and through its banking subsidiaries offers a broad range of financial services to customers in the Illinois counties of Cook, Lake, Will and McHenry. The financial services offered are principally oriented toward individual consumers and small and medium sized businesses and are typical of those offered by a commercial bank.

         Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting year. Actual results could differ from these estimates.

         Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

         Securities - Prior to March 31, 1993, generally all securities were carried at cost, adjusted for amortization of premium and accretion of discount, generally computed using the interest method. On March 31, 1993, in response to changing industry practice resulting from recent actions by the Securities and Exchange Commission and Financial Accounting Standards Board, the Company revised its method of classifying securities. Securi-ties were classified as follows:

         Securities held to maturity were securities that the Company had the intent and ability to hold to maturity and were carried at cost adjust-ed for amortization premium and accretion of discount, generally computed using the interest method.

         Securities available for sale are securities that are intended to be held for indefinite periods of time, but which may not be held to maturity. These securities may be used as a part of the Company's as-set/liability management strategy and may be sold in response to changes in interest rates, deterioration of issuer's creditworthiness, or due to a desire to increase capital or liquidity. During 1993, securities available for sale were carried at the lower of aggregate cost, adjusted for amorti-zation of premium and accretion of discount, generally computed using the interest method, or market. Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that securities available for sale be reported at fair value with unrealized gains and losses reported net of applicable income taxes as a separate component of shareholders' equity.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Securities (Continued) - On December 1, 1995, the Company trans-ferred securities amounting to $68,047,000 at amortized cost from the held to maturity category to securities available for sale. The net unrealized gains applicable to these securities amounted to $2,155,000 at that date. This reclassification was made in accordance with "A Guide to Implementa-tion of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board in November 1995.

         Realized securities gains and losses are determined on a specific identification basis and are reported in the consolidated statement of income as securities gains and losses.

         Loans - Loans are stated at the principal amount outstanding, net of any unearned income. Interest on commercial, real estate and other loans is included in interest income over the terms of the respective loans based upon principal balances outstanding. On installment loans, the unearned income is recognized in interest income using both the sum-of-the-months digits method and the constant yield method. The income recognized by using the sum-of-the-months digits method is not materially different from that obtained by using the constant yield method. Loan origination fees and costs are recognized as an adjustment of the yield on the related loan. Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. The adoption of this statement did not have a material effect on the results of operations.

         Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentra-tions, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally deter-mined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic condi-tions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. However, the amount of change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

           NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation included in operating expenses is computed principally by the straight-line method for furniture and equipment and both the straight-line method and the declin-ing-balance method for buildings based on the estimated useful lives of the assets. Leased equipment under capital leases was depreciated over the lease terms.

         Other Real Estate Owned - Other real estate owned represents properties acquired in satisfaction of customers' indebtedness. Such real estate is recorded at the carrying amount of the related indebtedness or its fair market value at the date of acquisition, whichever is lower. Subsequent declines in market value, routine holding costs and losses or gains on disposition of other real estate are included in other operating income or expense.

         Trust Assets and Fees - Assets held in fiduciary or agency capaci-ties are not included in the consolidated balance sheets, since such items are not assets of the Company. Income from trust activities is reported on an accrual basis.

         Income Taxes - The Company files consolidated income tax returns with its subsidiaries. Each subsidiary provides for income taxes on a separate return basis and is charged or credited by the Company with the tax or tax benefit shown in a separate return. The provision for income taxes is based upon reported income and expense adjusted for differences that do not enter into the computation of taxes payable under applicable laws. Deferred taxes are provided for temporary differences in the recog-nition of income and expenses for tax and financial reporting purposes.

         Effective January 1, 1993, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards No. 109, "Ac-counting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of tempo-rary differences between the financial reporting and tax basis of the Company's assets and liabilities. Measurement of deferred tax assets and liabilities is based upon the provisions of enacted tax laws and the effects of future changes in tax laws or rates. The cumulative effect of this accounting change at January 1, 1993 amounted to $898,000.

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding during the period.


2.  CASH AND DUE FROM BANKS

         Included in cash and due from banks are amounts required to be deposited with the Federal Reserve Bank. These reserve balances vary depending on the level of customer deposits in the subsidiary banks. At December 31, 1995 and 1994 the reserve balance requirement was approximate-ly $1,494,000 and $1,968,000, respectively.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.  SECURITIES

          Securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values (in thousands) at December 31, 1995 and 1994 were as follows:

                                               Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
                                      Cost       Gains       Losses      Value

Held to maturity securities:
  December 31, 1994

  Obligations of states and
    political subdivisions         $ 73,661    $ 1,154     $1,059     $ 73,756

Available for sale securities:
  December 31, 1995

  U. S. Treasury securities        $ 53,987    $   120     $  177     $ 53,930
  U. S. Government agencies          32,034          9         19       32,024
  Obligation of states and
    political subdivisions           94,233      2,703        224       96,712
  Debt securities issued by
    foreign institutions              2,010                              2,010
  Corporate debt securities          37,515        132         28       37,619
  Mortgage-backed securities         79,174      1,131        318       79,987
  Equity securities                  19,913     11,049                  30,962

                                   $318,866    $15,144     $  766     $333,244

  December 31, 1994

  U. S. Treasury securities        $ 91,388    $           $2,714     $ 88,674
  U. S. Government agencies          58,794                   901       57,893
  Debt securities issued by
    foreign institutions              7,114                    54        7,060
  Corporate debt securities          37,321                   789       36,532
  Mortgage-backed securities         44,529         18      2,065       42,482
  Equity securities                  15,613      2,030      1,088       16,555

                                   $254,759    $ 2,048     $7,611     $249,196

          In 1995 and 1994, realized gains (losses) on securities held to maturity which were called amounted to $(3,000) and $13,000.

          In 1995, proceeds from the sale of a security classified as held to maturity amounted to $182,000. The gross loss on this security amounted to $2,000. Management sold this security based on the determination that the issuer's credit-worthiness would probably deteriorate below the minimum investment grade for a financial institution.

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.  SECURITIES (Continued)

          The scheduled maturities of securities available for sale at December 31, 1995 (in thousands) were as follows:

                                                      Amortized    Fair
                                                        Cost      Value

          Due in one year or less                     $100,730   $100,808
          Due after one year through five years         51,875     52,724
          Due after five years through ten years        29,414     30,657
          Due after ten years                           37,760     38,106
          Mortgage-backed securities                    79,174     79,987

                                                      $298,953   $302,282

          Proceeds from sales of securities available for sale during 1995 and 1994 were $39,128,000 and $18,767,000. Gross gains of $4,218,000 and
$1,420,000 and gross losses of $576,000 and $103,000 were realized in 1995 and 1994.


4.  PLEDGED ASSETS

          Securities and loans with carrying values of $156,124,000 and $139,269,000 on December 31, 1995 and 1994, respectively, were pledged to secure public and trust deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and for other purposes as required or permitted by law.


5.  LOANS

          A summary of loans outstanding at December 31, 1995 and 1994 are summarized as follows (in thousands):

                                                         1995      1994

          Commercial and industrial                    $104,085  $ 82,039
          Real estate - construction                     41,413    39,296
          Real estate - mortgage                        353,916   312,520
          Installment                                    49,944    46,397

                                                        549,358   480,252
          Unearned income                                 1,303     1,997

                                                       $548,055  $478,255


            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.  LOANS (Continued)

         At December 31, 1995, loans with carrying values of $3,190,000 were recognized as impaired in conformity with SFAS No. 114 (see Note 1). The average balance outstanding on these loans was $3,608,000 and the total allowance for loan losses related to these loans was $705,000. Interest income received on these loans amounted to $216,000 in 1995.

         Other nonperforming loans and restructured debt amounted to
$2,728,000   at December 31, 1995 and $7,163,000 at December 31, 1994.
Interest income based on the original contract terms of the loans would have approximated $154,000 in 1995 and $591,000 in 1994 compared with amounts received of $46,000 in 1995 and $456,000 in 1994.

         Loans to directors of the Company were made in the ordinary course of business and were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collec-tibility or present other unfavorable features.

         As of December 31, 1995 and 1994, loans aggregating approximately $21,603,000 and $14,149,000, respectively, were outstanding to direc-
tors, executive officers and certain associates.  During 1995, new loans
aggregating     $14,583,000 and amounts collected of $7,129,000 were
transacted with such parties.

         At December 31, 1995 and 1994, real estate mortgage loans in the amount of $5,290,000 and $1,297,000 respectively, have been sold with recourse for a period of six months from the date of sale.

         The Financial Accounting Standards Board has issued Statement 122, "Accounting for Mortgage Servicing Rights," which requires that the cost of the mortgage loans should be allocated to (1) the mortgage servicing
rights, and       (2) the loans themselves based on their relative fair
values. The Company is required to adopt Statement 122 beginning January 1, 1996. The Company estimates that the adoption of this statement will have no material effect on the results of operations.

         Mortgage loans serviced for others are not included in the accom-panying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $35,397,000 and $36,465,000 at December 31, 1995 and 1994, respectively.

         Custodial escrow balances maintained in connection with the foregoing loan servicing and included in demand deposits were approximately $973,000 and $1,024,000 at December 31, 1995 and 1994, respectively.

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.  ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses were as follows (in thou-sands):
                                                        Year Ended
                                                       December 31,
                                                   1995    1994    1993

          Balance, beginning of year              $6,050  $6,226  $5,447
          Provision for loan losses                  799     355   1,362
          Loan recoveries                            185     283     506

                                                   7,034   6,864   7,315
          Loans charged off                        1,449     814   1,089

          Balance, end of year                    $5,585  $6,050  $6,226


7.  PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows (in thousands):

                                                          December 31,
                                                         1995     1994

          Land                                          $ 3,469  $ 3,484
          Buildings and improvements                     20,372   19,618
          Equipment                                      11,222    9,818
          Leasehold improvements                            513      519
          Construction in progress                            8       10

                                                         35,584   33,449
          Accumulated depreciation                       12,806   10,896

                                                        $22,778  $22,553

          The Company capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is charged to construction in progress and is depreciated over the lives of the related assets. In 1994 and 1993, $4,000 and $8,000 of interest was capitalized.

          Depreciation charged to operations amounted to $2,038,000 in 1995, $1,828,000 in 1994 and $1,732,000 in 1993.

          Certain subsidiaries, as lessors, lease property not used in their operations under leases expiring on or before December 31, 1998. In addition to the minimum rental, the leases provide for the payment of additional rent based on real estate taxes paid in excess of a base amount. The subsidiaries received rental income from these properties of $85,000 in 1995, $86,000 in 1994 and $31,000 in 1993.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.  PREMISES AND EQUIPMENT (Continued)

          The minimum annual rental income for future years under these leases follows (in thousands):

                                                    Minimum
                    Year Ending                     Rental
                    December 31,                    Income

                        1996                          $78
                        1997                           47
                        1998                           29

          The Company conducts a portion of its operations from leased facilities under leases which will expire over the next nine years. All of these leases are classified as operating leases.

          Some of the operating leases for bank facilities contain the option to renew or extend the lease terms for periods of five to ten years. In addition to the minimum rental, certain leases require the payment of taxes, insurance and maintenance costs.

          Minimum annual rentals for future years under operating leases having an original term of more than one year follows (in thousands):

                                                             Minimum
                                                             Rental
            Year Ending December 31,                         Expense

            1996                                             $  209
            1997                                                198
            1998                                                172
            1999                                                181
            2000                                                180
            Later years                                         509

            Total minimum payments                           $1,449

         Total rental expense for the operating leases follows (in thousands):

                                                       Year Ended
                                                      December 31,
                                                    1995  1994  1993

            Minimum rentals                         $233  $211  $189
            Additional rentals                        25    29    30

            Total rental expense                    $258  $240  $219

             NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.  PREMISES AND EQUIPMENT (Continued)

          Total lease related expenses for capital leases for the year ended December 31, 1993 follows (in thousands):

                    Depreciation expense                  $107
                    Interest expense                         4

                    Total related expenses                $111


8.  OTHER ASSETS

          Included in other assets at December 31, 1995 and 1994 are key-man life insurance policies, carried on the lives of a director and officers of the Company with a face amount of $3,070,000 and $3,020,000 and net cash surrender value of $629,000 and $473,000.


9.  DEPOSITS

         Time certificates of deposit of $100,000 and over included in interest bearing deposits at December 31, 1995 and 1994 amounted to $94,034,000 and $80,778,000.


10.  SHORT-TERM BORROWINGS

          At December 31, 1995 and 1994 short-term borrowings consisted of the following (in thousands):

                                                             1995     1994

      Short-term lines of credit with interest
        at prime rate or LIBOR                              $ 4,500  $ 3,025
      Federal funds purchased, generally mature
        in one to five days                                   1,250
      Securities sold under agreements to
        repurchase, generally mature in one to
        one hundred eighty days from date of
        sale and bear interest at money market
        rates                                                31,122   37,552

                                                            $36,872  $40,577

          At December 31, 1995, the Company had unused short-term lines of credit of $1,000,000. The lines are unsecured and bear interest at the option of the Company of prime rate floating or fixed at one-month, two-month or three-month periods LIBOR plus 1-3/4%.

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.  LONG-TERM BORROWINGS

          At December 31, 1995 and 1994 long-term borrowings consisted of the following (in thousands):
                                                            1995    1994

    4% installment note payable in annual
      installments of $150,000 each with
      a final payment due January 2, 1995                  $       $  150

    Securities sold under agreements to
      repurchase bearing interest at 6% to
      7% with final maturity at June 19, 1997               3,588   2,500

    Federal Home Loan Bank advances with
      interest at 6.92% payable in quarterly
      installments of $750,000 commencing
      January 11, 1996                                      3,000   3,000

    Federal Home Loan Bank advances with
      interest at 5.85% payable monthly due
      December 20, 1999                                     5,000

                                                          $11,588  $5,650

          Scheduled payments under the various agreements for each of the next four years are as follows (in thousands):

                         1996                     $ 4,588
                         1997                       2,000
                         1999                       5,000

                                                  $11,588

         Advances from the Federal Home Loan Bank are secured by a blanket lien on residential real estate mortgages of a subsidiary bank (see Note 4).


12.  EMPLOYEE BENEFIT PLANS

          The Company has a profit-sharing and 401(k) savings plan which covers all employees who have completed one year of service and 1,000 hours of service within a plan year. Employees may contribute to the plan no less than 1% nor more than 10% of their salary with a maximum of $9,240 in 1995. The Company will match 50% of employee contributions for an amount up to 6% of each employee's compensation. The Company may contribute additional matching contributions in amounts it shall determine. Contributions are invested at the direction of the employee in one or more funds. Company contributions generally vest over six years of service. The plan is administered by a committee appointed by the Board of Directors of the Company with the Grand National Bank acting as trustee. The plan may be terminated at the discretion of the Board of Directors of the Company.

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.  EMPLOYEE BENEFIT PLANS (Continued)

          The contributions charged to expense for the years ended December 31, 1995, 1994 and 1993 were $539,000, $600,000 and $622,000, respectively.

          The Company has a nonqualified retirement plan ("Execuflex Plan") to permit certain directors and key officers to defer current compensation in order to provide retirement and other benefits for such employees.

          Plan participants may defer up to 50% of their annual base pay and 100% of their prior year bonus with a minimum deferral each year of $1,000. A participant's deferral is fully vested at all times. Company matching contributions determined under formulas set forth in the Plan are 100% vested after completion of six years of service with the Company. The Company in its discretion may make an incentive/profit sharing contribution for each contributing participant for a plan year in an amount determined by the Company. The incentive/profit sharing contribution is fully vested at all times. The Plan is administered by a committee appointed by the Board of Directors of the Company with LaSalle National Trust, N.A. acting as trustee.

          At December 31, 1995, there were nineteen participants in the plan. During 1995, 1994 and 1993, the Company contributed $148,000, $161,000 and $121,000 to the participants' accounts. At December 31, 1995 and 1994, plan assets and the liability to plan participants both amounting to $2,428,000 and $2,036,000 are included in other assets and other liabilities.


13.  INCOME TAXES

          Income tax expense is comprised of the following (in thousands):

                                                      Year Ended December 31,
                                                        1995     1994    1993

     Current income tax expense (benefit)
       Federal                                        $ 7,238   $ (317)  $683
       State                                            1,804     (183)     2

                                                        9,042     (500)   685

     Deferred income tax (benefit)
       Federal                                         (4,366)   2,191     74
       State                                           (1,201)     448    125

                                                       (5,567)   2,639    199

     Total income tax expense                         $ 3,475   $2,139   $884

          The preceding table excludes the tax expense (benefit) recorded directly in shareholders' equity of $7,724,000 in 1995, $(4,760,000) in 1994 and $2,604,000 in 1993.
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.  INCOME TAXES (Continued)

          The reasons for the differences between applicable income taxes and the amount computed at the applicable statutory federal tax rate of 34 percent were as follows (in thousands):
                                                   Year Ended December 31,
                                                    1995     1994      1993


Federal income tax at statutory rate              $ 4,842  $ 3,323   $ 2,812

Increase (decrease) due to
  Interest exempt from federal income taxes        (1,465)  (1,603)   (1,858)
  State income taxes, net of federal
     income taxes                                     398      (88)        1
  Nondeductible expenses and other items              (62)      68       (71)
  Adjustment of prior year                           (238)     (96)
  Rate differential on loss carryback
     and other items                                           535

                                                   (1,367)  (1,184)   (1,928)

                                                  $ 3,475  $ 2,139   $   884

         The deferred tax assets and liabilities are as follows (in thousands):

                                                           December 31,
                                                    1995     1994      1993
Deferred tax assets
  SFAS 115 securities valuation                    $        $2,156    $
  Securities Sections 475 and 481 adjustments       2,743
  Loan loss deduction                               2,164    2,344     2,470
  Alternative minimum tax credit                             2,176     1,244
  Execuflex Plan                                      960      798       543
  Unrealized losses on write down of other real
     estate owned                                      32       32       159
  Deferred loan origination fees                       32       51       150
  Accrued vacation pay                                242      223       203
  Net operating loss                                           176
  Security valuation adjustments                       62       62        29
  Other                                                 2       60        20

Net deferred tax assets before deferred tax
  liabilities                                       6,237    8,078     4,818

Deferred tax liabilities
  Depreciation                                        134      142       153
  Accumulated accretion income                        139       86        76
  Promotional premiums on certificates of deposit      20       29        41
  Federal Home Loan Bank stock dividend                 6
  SFAS 115 securities valuation                     5,570              2,604
  Securities Sections 475 and 481 adjustments                5,294     1,538

Gross deferred tax liabilities                      5,869    5,551     4,412

Net deferred tax assets                            $  368   $2,527    $  406
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.  INCOME TAXES (Continued)

         The Company had an alternative minimum tax credit carryforward for tax purposes of $2,176,000 at December 31, 1994 which was fully utilized in 1995. The Company also had a state tax net operating loss carryforward of $3,635,000 at December 31, 1994 which was fully utilized in 1995.

          The Company provided tax expense of $1,409,000 in 1995, $515,000 in 1994 and $407,000 in 1993 on net realized securities gains.


14.  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company's subsidiaries are defendants in various legal proceedings arising from normal business activities. With respect to each of these suits, it is the opinion of both management of the Company and the Company's legal counsel either that the suits are without merit or that even if the plaintiff prevails therein the disposition thereof will not have a material effect on the consolidated financial condition of the Company.

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

          At December 31, 1995 and 1994, financial instruments whose contract amounts represent credit risk were (in thousands):

                                                     1995      1994

            Commitments to extend credit           $141,735  $108,809
            Standby letters of credit                10,374     6,721

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property and equipment, income-producing commercial properties and real estate.

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Standby letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various types of collateral supporting those commitments. At December 31, 1995, those commitments were approximately 95 percent collateralized.

          At December 31, 1995, the Company had outstanding commitments for the purchase of vacant land amounting to $534,000.


15.  RELATED PARTY TRANSACTIONS

          Pursuant to a consulting agreement which expires on February 17, 2000, a subsidiary bank paid the Company's major shareholder consulting fees amounting to $80,000 per year in 1995, 1994 and 1993. The subsidiary banks also paid the Company's major shareholder legal fees for services rendered amounting to $73,627 in 1995, $65,855 in 1994 and $84,188 in 1993.


            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT COMPANY STATEMENTS

           Presented below are the balance sheets, statements of operations and statements of cash flows for the parent company:


                                 BALANCE SHEETS

                                     ASSETS

                                                      December 31,
                                                      1995     1994
                                                     (In thousands)

Cash*                                                $    309 $   313
Investment in subsidiaries*                            83,556  68,996
Securities available for sale                          10,423   5,118
Cost in excess of equity in
  assets underlying investments                           219     231
Equipment                                               1,091   1,185
Other                                                   6,766   5,113

          Total assets                               $102,364 $80,956


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable                                     $    857 $   871
Other liabilities                                       3,111   2,476
Short-term borrowing                                    4,500   2,950

          Total liabilities                             8,468   6,297

Shareholders' equity
  Common stock                                         16,697  16,978
  Retained earnings                                    68,391  61,090
  Unrealized gains (losses) on
    available for sale securities                       8,808  (3,409)

                                                       93,896  74,659

          Total liabilities and
            shareholders' equity                     $102,364 $80,956



* Eliminated in consolidation



            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT COMPANY STATEMENTS (Continued)


                            STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                                    1995    1994   1993
                                                            (In thousands)

Operating income
  Dividends received from subsidiaries*            $ 8,025 $5,650  $5,950
  Interest income
     Subsidiaries*                                       8      4       4
     Other                                             206    107      64
  Management fees received from
     subsidiaries*                                   3,248  1,516   1,297
  Securities gains                                   2,183  1,382     258
  Other income                                          24      5       2

          Total operating income                    13,694  8,664   7,575

Operating expenses
  Interest expense                                     276    197     139
  Salaries and employee benefits                     3,019  2,466   2,176
  Occupancy and equipment expense                      705    608     441
  Other                                              2,875  1,672   1,170

          Total operating expense                    6,875  4,943   3,926

Income before equity in undistributed
  income of subsidiaries                             6,819  3,721   3,649
Equity in undistributed income of
  subsidiaries*                                      3,417  3,386   3,558

Income before income taxes and cumulative
  effect of change in accounting for
  income taxes                                      10,236  7,107   7,207
Applicable income tax benefits                         531    527   1,001

Income before cumulative effect of
  change in accounting for income
  taxes                                             10,767  7,634   8,208
Cumulative effect of change in
  accounting for income taxes                                          77

Net income                                         $10,767 $7,634  $8,285



* Eliminated in consolidation
            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT COMPANY STATEMENTS (Continued)


                            STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                                    1995   1994    1993
                                                            (In thousands)

Cash flows from operating activities:
  Interest received                                $   223$   107 $    68
  Interest paid                                       (291)  (172)   (161)
  Cash paid to suppliers and employees              (6,453)(3,958) (3,848)
  Net income tax payments from subsidiaries            296  1,164    (301)
  Management fee income                              3,248  1,521   1,297
  Other income                                          24              2
  Dividends received                                 6,975  3,900   6,950

     Net cash provided by operating
          activities                                 4,022  2,562   4,007

Cash flows from investing activities:
  Sale of securities available for sale              5,432  2,317     348
  Maturity of security available for sale              525
  Cash received in merger of subsidiary                  7
  Purchase of investment, other                              (135)
  Purchase of securities available for sale         (7,349)(2,643)   (597)
  Capital expenditures                                (214)  (695)   (404)
  Proceeds from sale of equipment                       12     25       7
  Premiums paid for life insurance                    (153)  (150)    (83)

     Net cash used in investing
          activities                                (1,740)(1,281)   (729)

Cash flows from financing activities:
  Net increase in short-term borrowings              1,475    825     150
  Dividends paid                                    (2,387)(2,266) (2,071)
  Common stock acquired                             (1,374)  (600)   (505)

     Net cash used in financing
          activities                                (2,286)(2,041) (2,426)

Net (decrease) increase in cash                         (4)  (760)    852
Cash at beginning of year                              313  1,073     221

Cash at end of year                                $   309$   313 $ 1,073

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT COMPANY STATEMENTS (Continued)


                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                               Year Ended December 31,
                                                    1995   1994    1993
                                                     (In thousands)


Reconciliation of net income to net
  cash provided by operating activities:

Net income                                         $10,767$ 7,634 $ 8,285
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
  Depreciation and amortization                        393    245     151
  Cumulative effect of change in accounting
     for income taxes                                                 (77)
  Deferred income taxes                               (872)   316    (692)
  (Gain) loss on sale of equipment                      32     (2)     (2)
  Gain on sale of securities                        (2,183)(1,382)   (258)
  Excess of equity in earnings of
     subsidiaries over dividends received           (3,417)(3,386) (3,558)
  Changes in assets and liabilities:
     (Increase) decrease in other assets              (932)  (948)    143
     Increase in other liabilities                     234     85      15

          Total adjustments                         (6,745)(5,072) (4,278)

Net cash provided by operating activities          $ 4,022$ 2,562 $ 4,007

Supplemental schedule of noncash investing and financing activities:

  Contributions and net earnings of the
     Execuflex Plan                                   $392   $646    $486

  Net unrealized gains (losses) on available
     for sale securities                           $12,217$(7,526) $4,117

  Net assets acquired in merger of subsidiary           $8







            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


17.  RESTRICTIONS ON DIVIDENDS

          The Company's retained earnings include undistributed retained earnings of its subsidiaries of $61,391,000 at December 31, 1995 and $57,974,000 at December 31, 1994.

          The approval of the Comptroller of the Currency is required if the total of all dividends declared by the bank subsidiaries in any calendar year will exceed the bank subsidiaries' net profit for the year, combined with its retained profits (as so defined), for the two preceding years. The amount of additional bank dividends permissible under this formula without approval will be net profits (as so defined), in 1996, plus approximately $7,053,000. However, the availability of dividends may be further limited because of the need to maintain capital ratios at individual subsidiaries satisfactory to applicable regulatory agencies.


18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

          Securities - For U. S. Treasury and U. S. Government Agency securities, fair values are based on market prices or dealer quotes. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

          Deposit Liabilities - The fair value of demand deposits, savings accounts, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

          Short-Term and Long-Term Borrowings - The fair value of short-term and long-term borrowings is estimated by discounting the future cash flows using the current interest rates at which similar borrowings could be made for the same maturities.

          Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

            NORTHERN ILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          The estimated fair value of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                              1995                 1994
                                       Carrying     Fair    Carrying     Fair
                                        Amount     Value     Amount     Value
                                                   (In thousands)
Financial assets
  Cash                                 $ 27,888   $ 27,888  $ 27,856   $ 27,856
  Interest bearing deposits               4,848      4,848     1,128      1,128
  Securities                            333,244    333,244   322,857    322,952
  Federal funds sold                      6,500      6,500     9,010      9,010
  Loans                                 548,055    543,118   478,255    465,916
  Less allowance for loan losses         (5,585)              (6,050)

Financial liabilities
  Deposits                              800,164    805,132   741,701    739,854
  Short-term borrowings                  36,872     36,978    40,577     40,728
  Long-term debt                         11,588     11,611     5,650      5,390

Unrecognized financial instruments
  Commitments to extend credit          141,735    141,735   108,809    108,809
  Standby letters of credit              10,374     10,374     6,721      6,721
  Loans sold with recourse                5,290      5,290     1,297      1,297


19.  SUBSEQUENT EVENT

          On January 22, 1996, the Company signed a definite agreement to merge its assets and operations with Premier Financial Services, Inc. (Premier) located in Freeport, Illinois and form a new financial services organization to be named Grand Premier Financial, Inc. In the proposed merger, which is subject to shareholder and regulatory approval, Premier common shareholders will receive 1.116 shares of Grand Premier Financial, Inc. for each share held. The Company common shareholders will receive 4.25 shares of Grand Premier Financial, Inc. for each share held. At December 31, 1995, Premier had total assets of approximately $670 million. It is expected that the merger will be accounted for as a pooling-of-interests and be consummated in the third quarter of 1996.


             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURES


                               - Not applicable -




                                    PART III.


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated herein by reference to "Information Concerning Nominees and Executive Officers" from the Company's definitive Proxy Statement to be filed on or about April 14, 1996.


                        ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference to "Summary Compensation Table" from the Company's definitive Proxy Statement to be filed on or about April 14, 1996.


               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                   OWNERS AND MANAGEMENT

          Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive Proxy State-ment to be filed on or about April 14, 1996.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated herein by reference to "Summary Compensation Table" and "Other Transactions With Management" from the Company's definitive Proxy Statement to be filed on or about April 14, 1996.






                                     PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                                       REPORTS ON FORM 8-K


                     Item                                       Page

(a) 1. Financial Statements for Northern Illinois
       Financial Corporation

         Independent Auditors' Report                            32

         Consolidated Balance Sheets,
         December 31, 1995 and December 31, 1994                 33

         Consolidated Statements of Income for
         the three years ended December 31, 1995              34-35

         Consolidated Statements of Changes in
         Shareholders Equity for three years ended
         December 31, 1995                                       36

         Consolidated Statement of Cash Flows for
         the three years ended December 31, 1995              37-38

         Notes to Consolidated Financial Statements           39-58

    2. Supplemental Schedules for Northern Illinois
       Financial Corporation

          All schedules are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

(b) Reports on Form 8-K

          No Form 8-K was filed by the Company during the last quarter of 1995.

(c) Exhibits

          The exhibits listed on the Exhibit Index of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.



                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     NORTHERN ILLINOIS FINANCIAL CORPORATION
                                  (Registrant)


By:/S/ Robert W. Hinman                     By:/S/ David E. Albright
   Robert W. Hinman                            David E. Albright
   President, Director                         Secretary, Treasurer, Chief
                                               Financial Officer

Date: March 25, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


By:/S/ Howard A. McKee                      By:/S/ Brenton J. Emerick
   Howard A. McKee                             Brenton J. Emerick
   Chairman of Executive                       Chairman of the Board,
   Committee, Director                         Director


By:/S/ Robert W. Hinman                     By:/S/ Alan J. Emerick
   Robert W. Hinman                            Alan J. Emerick
   President, Director                         Executive Vice President,
                                               Director


By:/S/ Jean M. Barry                        By:/S/ James Esposito
   Jean M. Barry                               James Esposito
   Vice President, Director                    Director


Date:  March 25, 1996

                           EXHIBIT INDEX TO FORM 10-K

     The following exhibits are filed herewith or incorporated herein by reference. All documents incorporated by reference to prior filings have been filed under Commission File No. 0-17728. Each management contract or compensatory plan or arragement required to be filed as an exhibit to this report has been marked with an asterisk.


Exhibit
Number                       Description

(2) Agreement and Plan of Merger, dated January 22, 1996, among the Registrant, Premier Financial Services, Inc., and Grand Premier Financial, Inc. (incorporated by reference to the Registrant's Form 8-K, dated January 18, 1996), together with a list of the schedules to such Agreement and Plan of Reorganization filed herewith.

        First Ammendment to Agreement and Plan of Merger, dated March 18, 1996, among the Registrant, Premier Financial Services, Inc., and Grand Premier Financial, Inc.

(3)(i) Articles of Incorporation, as amended to date, and currently in effect are incorporated herein by reference to the registrant's Form 10-K for the year ended 1989.

(3)(ii)
  Company's By-Laws, as amended to date, and currently in effect are incorporated herein by reference to the registrant's Form 10-K for the year ended 1992.

(4) Rights of security holders are defined in Article Five in the Arti-cles of Incorporation, as amended and restated (see (3)(a) above).

(9)     None.

(10)*   Consulting Agreement between Grand National Bank and Howard A.
        McKee.

(11) Statement re computation of per share earnings (see Note 1 to the Consolidated Financial Statements for the year ended December 31,
        1995)

(12)    None.

(21)    Subsidiaries of the registrant.

(27) Article 9 Financial Data Schedule for the Fiscal Year Ended December 31, 1995,




                                  EXHIBIT 2.

                              FIRST AMENDMENT TO
                         AGREEMENT AND PLAN OF MERGER

     This First Amendment to the Agreement and Plan of Merger (this "Amend-ment") is entered into as of March 18, 1996 by and among NORTHERN ILLINOIS FINANCIAL CORPORATION, an Illinois corporation ("Northern Illinois"), PREMIER FINANCIAL SERVICES, INC., a Delaware corporation ("Premier"), and GRAND PREMIER FINANCIAL, INC., a Delaware corporation ("GPF").

     WHEREAS, Northern Illinois, Premier and GPF have entered into an Agreement and Plan of Merger, dated as of January 22, 1996 (the "Agree-ment"), providing for the merger of Northern Illinois and Premier with and into GPF, subject to the terms and conditions set forth therein; and

     WHEREAS, Northern Illinois, Premier and GPF each believe it to be in their best interests and in the best interests of their respective stock-holders to amend certain provisions of the Agreement;

     NOW THEREFORE, in consideration of the mutual covenants, representa-tions, warranties and agreements contained herein, and intending to be legally bound hereby, the parties agree as follows:

     1.Amendments to Agreement.  The Agreement is hereby amended as follows:

     1.1Section 3.4 of the Agreement is amended by deleting the same in its entirety and substituting in lieu thereof the following:

     3.4Authority; No Violation. (a) Northern Illinois has full corporate power and authority to execute and deliver this Agreement and to consum-mate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly approved by the Board of Directors of Northern Illinois. The Board of Directors of Northern Illinois has directed that this Agreement and the transactions contemplated hereby be submitted to Northern Illinois' stockholders for approval at a meeting of such stockholders and, except for the adoption of this Agreement by the affirmative vote of the holders of (i) at least 80% of the outstand-ing shares of Northern Illinois Common Stock and (ii) a majority of the outstanding shares of Northern Illinois Common Stock not held by Howard
  A. McKee and his "associates" and "affiliates" (as defined in Section
  7.85 of the IBCA and Rule 12b-2 under the Exchange Act), no other corporate proceedings on the part of Northern Illinois are necessary to approve this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by Northern Illinois and (assuming due authorization, execution and delivery by Premier and GPF) constitutes a valid and binding obligation of Northern Illinois, enforceable against Northern Illinois in accor-dance with its terms.
     1.2.Section 3.5 of the Agreement is hereby amended by deleting the same in its entirety and substituting in lieu thereof the following:

     3.5Consents and Approvals. No consents or approvals of or filings or registrations with any court, administrative agency or commission or other governmental authority or instrumentality (each a "Governmental Entity") or with any third party are necessary in connection with the execution and delivery by Northern Illinois of this Agreement and the consummation by Northern Illinois of the Merger and the other transac-tions contemplated hereby except for (a) the filing by GPF of an appli-cation with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHC Act and the approval of such application, (b) the filing by Keeco, Inc., an Illinois corporation, and Northland Insurance Agency, Inc., an Illinois corporation, of an appli-cation with the Federal Reserve System under the BHC Act and the approv-al of such application, (c) the filing with the Securities and Exchange Commission (the "SEC") of a joint proxy statement in definitive form relating to the meetings of Northern Illinois' and Premier's stockhold-ers to be held in connection with this Agreement and the transactions contemplated hereby (the "Joint Proxy Statement") and the registration statement on Form S-4 (the "S-4") in which such Joint Proxy Statement will be included as a prospectus, (d) the filing of a registration statement on Form 8-A (the "8-A") registering the GPF Common Stock under
  Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (e) the filing of articles of merger with, and the issuance of a certificate of merger by, the Illinois Secretary under the IBCA, and the filing of a certificate of merger with the Delaware Secretary pursuant to the DGCL, (f) the filing of a consent to service of process, an appointment of the Illinois Secretary as agent for service of process, and an agreement with respect to any Dissenting Shares required to be filed by GPF with the Illinois Secretary pursuant to Section 11.35 of the IBCA, (g) such filings and approvals as are required to be made or obtained under the securities or "Blue Sky" laws of various states in connection with the issuance of the shares of GPF Common Stock and GPF Preferred Stock pursuant to this Agreement, (h) the approval of an application to list the GPF Common Stock on The Nasdaq Stock Market's National Market, subject to official notice of issuance, and (i) the approval of this Agreement by the requisite vote of the stockholders of Northern Illinois and Premier.

     1.3.Paragraph (a) of Section 4.2 of the Agreement is hereby amended by deleting the same in its entirety and substituting in lieu thereof the following:

     4.2Capitalization. (a) The authorized capital stock of Premier consists of 15,000,000 shares of Premier Common Stock, of which, as of December 31, 1995, 6,544,347 shares were issued and outstanding, and 1,000,000 shares of Preferred Stock, par value $1.00 per share (the "Premier Preferred Stock", of which (i) 7,000 shares were designated and 5,000 shares were issued and outstanding as Premier Series A Perpetual Preferred Stock, (ii) 7,250 shares were designated and issued and outstanding as Premier Series B Perpetual Preferred Stock, and (iii) 2,000 shares were designated and issued and outstanding as Premier Series D Perpetual Preferred Stock. During the fiscal year ended December 31, 1994, (i) Premier redeemed all 1,950 shares of Premier Series C Perpetual Preferred Stock, with a par value of $1.00 and a stated value of $1,000 per share, that had previously been authorized and issued, and such shares reverted to authorized but unissued shares of Premier Preferred Stock in accordance with the terms of the Certifi-cate of Designation establishing the Premier Series C Perpetual Pre-ferred Stock, and (ii) 1,300 shares of Premier Series D Perpetual Preferred Stock were converted into 1,300 shares of Premier Series B Perpetual Preferred Stock and such 1,300 shares of Series D Perpetual Preferred Stock reverted to authorized but unissued shares of Premier Preferred Stock, in accordance with the terms and conditions of the Certificate of Designation establishing the Premier Series D Perpetual Preferred Stock. The shares of Premier Series B Perpetual Preferred Stock and Premier Series D Perpetual Preferred Stock are subject to a letter agreement, dated as of the date of their issuance, pursuant to which Premier has agreed to amend the terms of the Premier Series B Perpetual Preferred Stock and the Premier Series D Perpetual Preferred Stock to provide for the payment of cumulative, rather than non-cumula-tive dividends, at such time as such cumulative preferred stock may be counted as "Tier 1 Capital" under applicable regulations of the Federal Reserve Board. As of December 31, 1995, no shares of Premier Common Stock were held in treasury. On December 31, 1995, no shares of Premier Common Stock or Premier Preferred Stock were reserved for issuance, except for (i) 397,799 shares of Premier Common Stock reserved for issuance upon the exercise of stock options pursuant to the Premier Stock Plans, (ii) 763,157 shares of Premier Common Stock reserved for issuance upon the conversion of the Series B Perpetual Preferred Stock,
  (iii) the shares of Premier Common Stock issuable pursuant to the Premier Option Agreement, and (iv) 200,000 shares of Premier Common Stock reserved for issuance pursuant to the Premier Benefit plans, other than the stock option plans. All of the issued and outstanding shares of Premier Common Stock and Premier Preferred Stock have been duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights, with no personal liability attaching to the ownership thereof. As of the date of this Agreement, except for the Premier Option Agreement, certain provisions of the Certificates of Designation of the Premier Series B Perpetual Preferred Stock and the Premier Series D Perpetual Preferred Stock, and the Premier Stock Plans, Premier does not have and is not bound by any outstanding subscriptions, options, warrants, calls, commitments or agreements of any character calling for the purchase or issuance of any shares of Premier Common Stock or Premier Preferred Stock or any other equity securities of Premier or any securities representing the right to purchase or other-wise receive any shares of Premier Common Stock or Premier Preferred Stock. Assuming compliance by Northern Illinois and GPF with Article I of this Agreement, after the Effective Time, there will not be any outstanding subscriptions, options, warrants, calls, commitments or agreements of any character by which Premier or any of the Premier Subsidiaries will be bound calling for the purchase or issuance of any shares of the capital stock of Premier. Premier has previously provided Northern Illinois with a list of the option holders, the date of each option to purchase Premier Common Stock granted, the number of shares subject to each such option, the expiration date of each such option, and the price at which each such option may be exercised under an applicable Premier Stock Plan. Since September 30, 1995, Premier has not issued any shares of its capital stock or any securities convertible into or exercisable for any shares of its capital stock, other than pursuant to the exercise of employee stock options granted prior to such date.

     1.4.Section 7.1 of the Agreement is hereby amended by deleting para-graph (h) thereof.

     1.5.The Agreement is amended by (i) deleting Exhibit G as an exhibit thereto, (ii) re-lettering Exhibits H and I as Exhibits G and H, respec-tively, (iii) deleting the reference to Exhibit H in Section 7.2(e) of the Agreement and substituting in lieu thereof a reference to Exhibit G, and
(iv) deleting the reference to Exhibit I in Section 7.3(e) of the Agreement and substituting in lieu thereof a reference to Exhibit H.

     1.6.The Agreement is amended by deleting the form of Amended and Restated Certificate of Incorporation of Grand Premier Financial, Inc. attached as Exhibit C thereto and substituting in lieu thereof, as Exhibit C thereto, the form of Amended and Restated Certificate of Incorporation of Grand Premier Financial, Inc. attached to this Amendment.

     2.Board Ratification. This Amendment and the execution and delivery thereof are subject to ratification by the Boards of Directors of each of Premier, Northern Illinois and GPF.

     3.References. All references in the Agreement to "this Agreement" shall hereafter refer to the Agreement as amended hereby.

     4.Counterparts. This Amendment may be executed in counterparts, all of which shall be considered one and the same instrument, it being understood that all parties need not sign the same counterpart.

     IN WITNESS WHEREOF, Premier, Northern Illinois and GPF have caused this Amendment to be executed by their respective officers thereunto duly autho-rized as of the date first above written.

PREMIER FINANCIAL SERVICES, INC.       NORTHERN ILLINOIS FINANCIAL
                                      CORPORATION



By:/s/ Richard L. Geach               By: /s/  Robert W. Hinman
   Richard L. Geach                       Robert W. Hinman
   President and Chief Executive Officer  President and Chief Executive
Officer


GRAND PREMIER FINANCIAL, INC.



By:/s/ Richard L. Geach
  Richard L. Geach
     Chief Executive Officer



By:/s/ Robert W. Hinman
  Robert W. Hinman
  President

                                  EXHIBIT 10.

                             CONSULTING AGREEMENT


  THIS AGREEMENT made and entered into this 17th day of February, 1995, by and between GRAND NATIONAL BANK (the "Bank"), and HOWARD A. MCKEE ("Mr. McKee").


  WHEREAS, the Bank and McKee mutually desire to provide for Mr. McKee to be available to continue to serve the Bank as a consultant;


  NOW, THEREFORE, in consideration of the premises and covenants herein contained, the Bank and Mr. McKee do hereby agree as follows:


  1. ENGAGEMENT OF MCKEE AS CONSULTANT. The Bank engages Mr. McKee and Mr. McKee hereby accepts such engagement as a consultant for a five year term commencing February 17, 1995. Mr. McKee agrees to serve, without additional salaried or fee compensation except for normal director's fees, as consultant and be available for advice and consultation at all reason-able times and to serve at the election of the Board on such committees of the Bank to which he is appointed.


  2. COMPENSATION AS CONSULTANT. During the period he is engaged as a consultant, the Bank shall pay Mr. McKee the sum of $80,000 per year, payable monthly, and his compensation shall be reviewed annually along with executive officers.


  3. TERMINATION. Except to the extent otherwise provided herein, the Agreement shall terminate upon the happening of any of the following events: (a) the expiration of the term hereof, (b) the death of Mr. McKee,
(c) the disability of McKee which shall continue for more than six months and which shall prevent him from performing any duties for the Bank, or (d) the mutual agreement of the Bank and Mr. McKee.


  4. NOTICES. Any notice of communication required or permitted hereby shall be in writing and shall be delivered personally, sent by prepaid telegram and followed with a confirming letter, or mailed by certified or registered mail, postage prepaid:

      (a) If to the Bank, to 2323 West Grand Avenue, Waukegan, Illinois, 60085, and;


      (b) If to Mr. McKee, to 20 South Clark Street, Suite 2310, Chicago, Illinois 60603-1802, or in the case of each party hereto, to such other address and to the attention of such other person as may have theretofore been specified in writing by such party to the other party. Each such notice or communication shall be deemed to have been given as of the date so delivered or mailed.


  5. INTERPRETATION. This Agreement shall be interpreted, construed and governed by and under the law of the State of Illinois. If any provision of this Agreement is held to be unenforceable, this Agreement shall be considered divisible and inoperative as to such provision to the extent and for the locality where so unenforceable, and in all other respects this Agreement shall remain in full force and effect. If any provision of this Agreement is deemed or held to be unenforceable as written but may be made enforceable by limitation thereof, then such provision shall be enforceable by limitation thereof, then such provision shall be enforceable to the maximum extent permitted by applicable law.


  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above.

        GRAND NATIONAL BANK, A
        NATIONAL BANKING
        ASSOCIATION


        BY:/s/ Bradley Nickerson


/s/ Howard S. McKee            ATTEST:/s/ Sue Wick
HOWARD A. MCKEE

                                  EXHIBIT 22


                        Subsidiaries of the Registrant


  The following subsidiaries are 100% owned by Northern Illinois Financial
Corporation:


  Grand National Bank*

  First National Bank of Niles*

  Grand National Bank*

  Grand National Bank*

  American Suburban Mortgage Corporation (inactive)


* In February 1996, the above indicated subsidiary banks were merged with and into a single bank charter under the title of Grand National Bank.