Form 10-Q
period 1996-03-31
NORTHERN ILLINOIS FINANCIAL CORP
filed 1996-05-15
CIK 826447

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

              (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on May 10, 1996 was 2,956,784 shares.



                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                       FORM 10-Q - QUARTERLY REPORT

                     FOR QUARTER ENDED MARCH 31, 1996

                            TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements

     Consolidated Balance Sheets, March 31, 1996
       and December 31, 1995.                                     1

     Consolidated Statements of Income
       Three Months Ended March 31, 1996 and 1995                 2 - 3

     Consolidated Statements of Changes in Shareholders'
       Equity, Three Months Ended March 31, 1996 and 1995         4

     Consolidated Statements of Cash Flow, Three Months
       Ended March 31, 1996 and 1995                              5 - 6

     Note to Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition.                8 - 10

PART II. OTHER INFORMATION                                        11

  Item 6.  A. Exhibits

            B. Reports on Form 8-K



            NORTHERN ILLINOIS FINANCIAL CORPORATION
                      AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                           ASSETS
                       (000's omitted
                     except share data)

                                                March 31,  December 31,
                                                  1996          1995
                                              (Unaudited)    (Audited)

Cash and due from banks                          $ 22,198      $ 27,888
Interest bearing deposits in other banks            1,520         4,848
Securities
  Available for sale, at market                   319,874       333,244
Federal funds sold                                  4,450         6,500
Loans, net of unearned income                     561,728       548,055
Less allowance for loan losses                     (5,779)       (5,585)
Premises and equipment                             22,694        22,778
Accrued interest receivable                         7,766         7,183
Other real estate owned                             2,091         1,610
Other assets                                        8,015         7,933

                                                 $944,557      $954,454


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Noninterest bearing                          $117,786      $113,839
    Interest bearing                              683,126       686,325

          Total deposits                          800,912       800,164
  Short-term borrowings                            28,224        36,872
  Long-term borrowings                              8,655        11,588
  Other liabilities                                10,901        11,077
  Dividends payable                                   503           857

          Total liabilities                       849,195       860,558

Shareholders' equity
  Common stock, no par value; authorized
    10,000,000 shares; issued and outstanding
    2,956,784 and 2,956,784 shares                 16,697        16,697
  Retained earnings                                69,929        68,391
  Net unrealized securities gains, net of tax       8,736         8,808

          Total shareholders' equity               95,362        93,896

                                                 $944,557      $954,454



                    The accompanying note is an integral
                    part of these financial statements.


                    NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                               (000's omitted
                           except per share data)

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    1996          1995

Interest income
  Interest and fees on loans                      $12,126       $10,616
  Interest on federal funds sold                       84           122
  Interest on securities
    Taxable                                         3,271         3,308
    Exempt from federal income tax                  1,449         1,145
  Interest on deposits in other banks                  28             7

          Total interest income                    16,958        15,198

Interest expense
  Interest on deposits                              7,657         6,295
  Interest on short-term borrowings                   496           614
  Interest on long-term debt                          130            79

          Total interest expense                    8,283         6,988

Net interest income                                 8,675         8,210
Provision for loan losses                             306            64

Net interest income after provision
  for loan losses                                   8,369         8,146

Other income
  Fees for customer deposit services                  929           825
  Other fees and operating income                     434           508
  Trust department income                             125           109
  Securities gains                                     12           293

          Total other income                        1,500         1,735

Other expenses
  Salaries and employee benefits                    4,134         3,733
  Occupancy and equipment expense                   1,104         1,022
  Data processing                                     291           295
  Other                                             1,760         2,029

          Total other expenses                      7,289         7,079




                      The accompanying note is an integral
                      part of these financial statements.


                    NORTHERN ILLINOIS FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)
                               (000's omitted
                            except per share data)

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    1996          1995


Income before income taxes                        $ 2,580       $ 2,802
Applicable income taxes                               539           634

Net income                                        $ 2,041       $ 2,168

Average number of common shares
  outstanding                                       2,957         3,001



Earnings per common share                         $   .69       $   .72



                  The accompanying note is an integral
                  part of these financial statements.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (Unaudited)
                             (000's omitted
                            except share data)


                                                                     Net
                                                                  Unrealized
                                                                Gains(Losses)
                                                                 on Available
                                    Common Stock      Retained     for Sale
                                  Shares     Amount   Earnings    Securities


Balance January 1, 1995         3,006,477    $16,978   $61,090      $(3,409)
  Net Income                                             2,168
  Cash dividends $.17 per share                           (510)
  Cost of shares acquired          (7,561)       (43)     (167)
  Change in unrealized gains
    on available for sale
    securities                                                        2,678

Balance, March 31, 1995         2,998,916    $16,935   $62,581      $(  731)



Balance, January 1, 1996        2,956,784    $16,697   $68,391      $ 8,808
  Net income                                             2,041
  Cash dividends $.17 per share                           (503)
  Change in unrealized gains
    on available for sale
    securities                                                       (   72)

Balance, March 31, 1996         2,956,784    $16,697   $69,929      $ 8,736




                     The accompanying note is an integral
                     part of these financial statements.


                    NORTHERN ILLINOIS FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (000's omitted)

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                          1996         1995

Cash flows from operating activities:
  Interest and dividends received                     $ 16,472      $14,873
  Fees and commissions received                          1,488        1,442
  Interest paid                                         (8,231)      (6,799)
  Cash paid to suppliers and employees                  (6,029)      (8,272)
  Income taxes (paid) refunded                            (375)         519

     Net cash provided by operating activities           3,325        1,763

Cash flows from investing activities:
  Net decrease in interest bearing
    deposits in other banks                              3,328          984
  Sales of securities
    Available for sale                                   9,325        9,447
  Maturities of securities
    Held for investment                                               1,594
    Available for sale                                  44,105       23,336
  Purchase of securities
    Available for sale                                 (41,437)     (13,948)
  Net increase in loans                                (14,266)     (12,689)
  Capital expenditures                                    (460)        (374)
  Proceeds from the sale of property and equipment          30           12
  Proceeds from sale of other real estate owned                         165

        Net cash provided by investing activities          625        8,527


Cash flows from financing activities
  Net increase (decrease) in deposits                      748      (14,137)
  Net increase (decrease) in short term borrowings      (8,648)       4,986
  Net increase (decrease) in long term borrowings       (2,933)         850
  Dividends paid                                          (857)        (872)
  Common stock acquired                                                (210)

        Net cash used in financing activities          (11,690)     ( 9,383)


Net increase (decrease) in cash and cash equivalents    (7,740)         907
Cash and cash equivalents at beginning of year          34,388       36,866

Cash and cash equivalents at end of period             $26,648      $37,773





                        The accompanying note is an integral
                        part of these financial statements.


                      NORTHERN ILLINOIS FINANCIAL CORPORATION
                                 AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)
                                 (000's omitted)

                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          1996        1995
Reconciliation of net income to net
  cash provided by operating activities:

Net income                                              $2,041      $2,168

Adjustments to reconcile net income to
    net cash provided by operating activities:

  Provision for premium amortization                       544         661
  Provision for discount accretion                        (446)       (378)
  Provision for depreciation                               515         503
  Provision for loan losses                                306          64
  Provision for deferred income taxes                                 (434)
  Gain on sale of securities                               (12)       (293)
  (Gain) Loss on sale of equipment                          (1)         12
  Changes in assets decrease (increase):
    Interest receivable                                   (583)       (608)
    Prepaid expenses and other assets                      348          13
  Changes in liabilities increase                          613          55

          Total adjustments                              1,284        (405)

Net cash provided by operating activities               $3,325      $1,763


Supplemental schedule of noncash investing and financing activities:

  Net change in unrealized gains on securities
    available for sale                                    $117      $4,371
  Contributions and net earnings of
   Execuflex Plan                                         $417        $100
  Securities with a 1994 trade date settled in 1995                  $(936)
  Securities with a 1995 trade date settled in 1996    $(1,353)
  Securities purchased not settled                        $439      $2,018
  Securities sold not settled                             $260        $232
  Loans transferred to OREO                               $481




                       The accompanying note is an integral
                       part of these financial statements.


                     NORTHERN ILLINOIS FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION


   The accompanying consolidated financial statements include the financial information of Northern Illinois and its subsidiary. All significant intercompany balances and transactions have been eliminated. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a further description of significant accounting policies of the Northern Illinois, see the 1995 Form 10-K.







                NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATION AND FINANCIAL CONDITION

     The following is Northern Illinois' management's discussion and analysis of the financial condition of Northern Illinois and subsidiaries at March 31, 1996 (unaudited) when compared with December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995 (unaudited). This discussion and analysis should be read in conjunction with the Northern Illinois' consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.
     On January 22, 1996, the Company signed a definitive agreement to merge its assets and operations with Premier Financial Services, Inc., located in Freeport, Illinois and form a new financial services organization to be named Grand Premier Financial, Inc. The proposed merger is expected to be finalized in the third quarter of 1996 and is subject to shareholder and regulatory approval. In February of 1996, all of the subsidiary banks of the Company were merged with and into a single bank charter under the title of Grand National Bank.

Financial Condition at March 31, 1996 Compared to December 31, 1995

     Total assets of the Northern Illinois decreased $9.9 million to $944.6 million from December 31, 1995 to March 31, 1996.

     Total securities declined $13.4 million for the comparative periods. Excluding the effect of accounting to market for investments available for sale, the amortized cost of total securities decreased $13.3 million. The reduction reflects the decrease in funding liabilities and loan growth.

     Loans net of unearned income increased $13.7 million from the year ended 1995. Increase in the commercial mortgage portfolio was the major contributor to this growth.

     Allowance for loan losses was 1.02% and 1.03% of loans net of unearned income on December 31, 1995 and March 31, 1996, respectively. Nonaccrual loans and loans past due 90 days or more and still accruing were .88% and .89% of loans net of unearned income as of December 31, 1995 and March 31, 1996, respectively.

     Other real estate owned increased approximately $.5 million from $1.6 million on December 31, 1995 to $2.1 million on March 31, 1996. In
April, 1996 Grand National Bank completed the sale of the largest component of other real estate owned which as of April 30, 1996 decreased the reported balance by $1.2 million.

     Historically, the first quarter reflects a net outflow of certain transaction based accounts including NOW and money market deposits. NOW and money market deposits decreased $9.9 million between December 31, 1995 and March 31, 1996. Northern Illinois does not expect this trend to continue for the remainder of 1996.

     Total borrowing decreased $11.6 million with $9.7 million of that decrease attributed to declines in customer contracts for securities sold with agreement to repurchase. Management chose to discourage renewal or sale of these contracts and encourage the purchase of interest bearing time deposits.


                NORTHERN ILLINOIS FINANCIAL CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATION AND FINANCIAL CONDITION
                            (continued)

Results of Operations for the Three Months Ended March 31, 1995 and 1996

Income:


Net income:

     Net income decreased from $2,168,000 on March 31, 1995 to $2,041,000 on March 31, 1996.

Net Interest Income:

     For the comparable periods both interest income and interest expense increased. The $1,760,000 increase in interest income was largely due to increases in loan volume. The $1,295,000 increase in interest expense was, primarily, due to rate and volume increases in the time deposit category. The average earning asset yield increased 26 basis points while average rates paid on interest earning liabilities increased 40 basis points resulting in a reduction in the net yield on average earning assets from 4.04% on March 31, 1995 to 3.97% on March
31, 1996.

Provision for Loan Losses:

     Provision for loan losses was $64,000 and $306,000 for the three
months ended 1995 and 1996, respectively.   The increase was primarily
reflective of the growth in loans net of unearned income. Loan charge offs net of recoveries to average loans net of unearned income were .04% on March 31, 1995 and .02% on March 31, 1996.

Noninterest Income:

     Total noninterest income decreased from $1,735,000 on March 31, 1995 to $1,500,000 on March 31, 1996. The $281,000 comparative decrease in security gains was the major contributing factor.

     Fees for customer deposit services increased $104,000 from $825,000 in 1995 to $929,000 in 1996. The increase was primarily due to a restructuring and standardization of service charges to facilitate the February, 1996 merger of the four subsidiary banks.

     Other fees and operating income decreased $74,000 due, largely, to one time litigation recovery recorded in the first quarter of 1995. Excluding this litigation recovery, the comparative periods would have shown an increase of approximately $75,000 of which the major contributor was fees associated with secondary market mortgage operations.

     Security gains decreased $281,000 from $293,000 on March 31, 1995 to $12,000 on March 31, 1996.


                NORTHERN ILLINOIS FINANCIAL CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATION AND FINANCIAL CONDITION
                            (continued)

Noninterest Expense:

     For the three months ended 1995 and 1996, noninterest expense rose $210,000 from $7,079,000 to $7,289,000.

     Salaries and benefits rose $401,000 from $3,733,000 on March 31, 1995 to $4,134,000 on March 31, 1996. Of the $401,000 increase 88% was attributed to compensation increases for merit and promotion plus an increase in full time equivalent employees from 399 in March of 1995 to 419 in March of 1996. As a result of the February, 1996 merger of the subsidiary banks, management anticipates that in the second quarter of 1996 one time salary payments of approximately $300,000 will be made pursuant to a reduction in force policy.

     Occupancy and equipment expense increased $82,000 from $1,022,000 in the first quarter of 1995 to $1,104,000 in the first quarter of 1996.
The increase is, largely, attributed to the addition of three bank facilities that commenced operation between September, 1995 and February, 1996.

     Other expenses declined $269,000 from $2,029,000 to $1,760,000 for March 31, 1995 and 1996, respectively. In late 1995, the Federal Deposit Insurance Corporation reduced the deposit premium rates to reflect that the Bank Insurance Fund had neared fully funded status. Deposit premiums declined $412,000 between the comparative periods and were offset, primarily, by material increases in postage, printing and legal costs related to the February, 1996 merger of the subsidiary banks. Management anticipates merger expenses to be incurred through the remainder of 1996, related to the proposed merger with Premier Financial Services, Inc.

Income Taxes:

     Income taxes were $634,000 and $539,000 representing effective tax rates of 23% and 21% for March 31, 1995 and 1996 respectively. The decline in the tax rate reflects the increase dollar volume associated with income exempt from federal income taxes.

Shareholder Equity

  Total shareholder equity includes net unrealized gains (losses) on securities available for sale net of tax. Removing the effect of the net unrealized gains (losses) of securities net of tax, shareholder equity would have been $79,516,000 on March 31, 1995 and $86,626,000 on March 31, 1996 or a 8.94% increase. Average shareholder equity to average assets was 8.73% and 10.02% on March 31, 1995 and March 31, 1996, respectively.





                NORTHERN ILLINOIS FINANCIAL CORPORATION


PART II.               OTHER INFORMATION


Item 6.                Exhibit and Reports on Form 8-K

                (a) Exhibit
                    Number      Description

                    (10.1)      NIFCO Execuflex Plan as amended 1995

                    (10.2)      Amendment No. 1 to NIFCO Execuflex Plan

                    (27)        Financial Data Schedule for quarter ended
                                   March 31, 1996.


                (b) Reports on Form 8-K

                The registrant filed a report on Form 8-K, dated January 18, 1996, reporting an Agreement and Plan of Reorganization, among the Registrant, Premier Financial Services, Inc and Grand Premier Financial, Inc.








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


                              NORTHERN ILLINOIS FINANCIAL CORPORATION
                                  (Registrant)





May 14, 1996                  /s/ Robert W. Hinman
Date                          Robert W. Hinman, President






May 14, 1996                  /s/ David Albright
Date                          David Albright, Chief Financial Officer


                               EXHIBIT 10.1

                                  NIFCO
                              EXECUFLEX PLAN
                            (AS AMENDED 1995)
               Effective Date of Restatement:  April 1, 1995



WHEREAS, NORTHERN ILLINOIS FINANCIAL CORPORATION ("Employer") has previously established a flexible benefit plan ("Plan") for a select group of executive management or highly compensated employees
("Eligible Employees"), effective July 1, 1991;

WHEREAS, the purpose of the Plan is to provide selected executives an opportunity to allocate a designated dollar amount, otherwise budgeted by the Employer towards executive compensation, amongst alternative benefit programs best suited to each executive's individual needs, and to further allow the participating executives to defer a portion of their base salary and/or bonus in order to supplement and increase their benefits;

WHEREAS the Company desires to amend the Plan;

NOW, THEREFORE, to effectuate its intentions, the Employer hereby adopts this restated Plan as of the 1st day of April, 1995.


          This Plan shall be known as the

                      NIFCO

                  EXECUFLEX PLAN

                (AS AMENDED 1995)

Table of Contents

Section   Contents                                           Page

 1        DEFINITIONS. . . . . . . . . . . . . . . . . . . . 1

 2        MEMBERSHIP IN THE PLAN . . . . . . . . . . . . . . 3

     2.1        Designation as Eligible Employee . . . . . . 3
     2.2        Commencement of Membership . . . . . . . . . 3
     2.3        Procedure For and Effect of Admission. . . . 3
     2.4        Cessation of Membership. . . . . . . . . . . 3

 3        PLAN CONTRIBUTIONS . . . . . . . . . . . . . . . . 4

     3.1        Deferral Contributions . . . . . . . . . . . 4
     3.2        Rules Governing Deferral Contributions . . . 4
     3.3        Matching Contributions . . . . . . . . . . . 4
     3.4        Employer Discretionary Contributions . . . . 4
     3.5        Vesting. . . . . . . . . . . . . . . . . . . 5

 4        MEMBER ACCOUNTS. . . . . . . . . . . . . . . . . . 6

     4.1        Establishment of Accounts. . . . . . . . . . 6
     4.2        Benefit Allocation . . . . . . . . . . . . . 6
     4.3        Irrevocable Allocation . . . . . . . . . . . 6
     4.4        Directed Adjustment of Certain Accounts. . . 6
     4.5        Suballocation Within the Education Account . 7
     4.6        Election Limitation. . . . . . . . . . . . . 7
     4.7        Benefit Purchase Adjustments . . . . . . . . 7
     4.8        Investment Obligation of the Employer. . . . 7

 5        BENEFITS . . . . . . . . . . . . . . . . . . . . . 8

     5.1        Retirement Account . . . . . . . . . . . . . 8
     5.2        Education Account. . . . . . . . . . . . . . 9
     5.3        Fixed Period Account . . . . . . . . . . . . 10
     5.4        Preretirement Survivor Income Account. . . . 11
     5.5        Beneficiary Designation. . . . . . . . . . . 11
     5.6        Tax Withholding. . . . . . . . . . . . . . . 12

 6        ADMINISTRATION . . . . . . . . . . . . . . . . . . 12

     6.1        Appointment of Administrator . . . . . . . . 12
     6.2        Administrator's Responsibilities . . . . . . 12
     6.3        Records and Accounts . . . . . . . . . . . . 12
     6.4        Administrator's Specific Powers and Duties . 12
     6.5        Employer's Responsibility to Administrator . 12
     6.6        Liability. . . . . . . . . . . . . . . . . . 13
     6.7        Payment of Expenses. . . . . . . . . . . . . 13
     6.8        Indemnity of Plan Administrator. . . . . . . 13
     6.9        Substitute Payee . . . . . . . . . . . . . . 13
     6.10       Trust Fund . . . . . . . . . . . . . . . . . 13

Table of Contents

Section   Contents                                           Page


 7        CLAIMS PROCEDURE . . . . . . . . . . . . . . . . . 14

     7.1        Claim. . . . . . . . . . . . . . . . . . . . 14
     7.2        Review Procedure . . . . . . . . . . . . . . 14
     7.3        Final Decision . . . . . . . . . . . . . . . 14
     7.4        Satisfaction of Liability. . . . . . . . . . 14

 8        AMENDMENT AND TERMINATION. . . . . . . . . . . . . 15

     8.1        Plan Amendment . . . . . . . . . . . . . . . 15
     8.2        No Premature Distribution. . . . . . . . . . 15
     8.3        Termination of the Plan. . . . . . . . . . . 15

 9        MISCELLANEOUS. . . . . . . . . . . . . . . . . . . 16

     9.1        Supplemental Benefits. . . . . . . . . . . . 16
     9.2        Governing Law. . . . . . . . . . . . . . . . 16
     9.3        Jurisdiction . . . . . . . . . . . . . . . . 16
     9.4        No Assignment Permitted. . . . . . . . . . . 16
     9.5        Binding Terms. . . . . . . . . . . . . . . . 16
     9.6        Spendthrift Provision. . . . . . . . . . . . 16
     9.7        Headings . . . . . . . . . . . . . . . . . . 16
     9.8        Rule of Interpretation . . . . . . . . . . . 16
     9.9        Limitation of Rights . . . . . . . . . . . . 16
     9.10       Severability . . . . . . . . . . . . . . . . 17


                                     SECTION 1

                                    DEFINITIONS

  1.1 Account means a recordkeeping source from which Plan benefits are provided. The specific Accounts under this Plan are listed in Section 4.1.

  1.2 Administrator or Plan Administrator means the individual or committee appointed to administer the Plan pursuant to Section 6.

  1.3 Base Pay means an Eligible Employee's base salary, Deferral Contributions and any pretax elective deferrals to any Employer-sponsored plan which include either a qualified cash or deferred arrangement under Section 401(k) of the Code or a cafeteria plan under section 125 of the Code.

  1.4 Beneficiary means the person, persons, trust or other entity a Member designates by written revocable designation filed with the Administrator to receive payments in the event of his death. A Member may designate a different Beneficiary with respect to each Account established for him.

  1.5      Board means the Employer's Board of Directors.

  1.6 Bonus means any cash remuneration paid to an Eligible Employee as a specific incentive award pursuant to any incentive plan or arrangement adopted by the Board.

  1.7 Change in Control means one or a series of transactions whereby 50% or more of the Employer's common stock is transferred to persons or entities other than family members (or trusts established for the benefit of family members) of persons who are shareholders in the Employer on the Effective Date or sale of substantially all of the business assets of the Employer to a person or entity 80% or more owned by persons or entities other than the shareholders or family members of shareholders (or trusts established for the benefit of shareholders or their family members) in the Employer on the Effective Date.

  1.8 Code means the Internal Revenue Code of 1986, as amended, and the same as may be further amended from time to time
  1.9 Deferral Agreement means a written agreement between a Member and the Employer whereby a Member agrees to defer a portion of his Base Pay or Bonus and the Employer agrees to provide Plan benefits.

  1.10 Deferral Contribution means a Member's elective contribution described in Section 3.1.

  1.11 Determination Date means March 31, June 30, September 30 and December 31 of each calendar year and, for each Member, his date of death, Retirement, Disability or other termination of employment.

  1.12 Disability means an illness or injury which completely prevents a Member from performing the Member's occupation. Disability shall be determined by the Administrator on the basis of a certificate from a physician approved by the Administrator.

  1.13     Effective Date means July 1, 1991.

  1.14     Effective Date of Restatement means April 1, 1995.

  1.15 Eligible Dependent means an individual who is a child, stepchild, grandchild, niece or nephew, or who is otherwise identified as a dependent of a Member for purposes of the Code who is living at any time throughout the Enrollment Period and who is either younger than age 14 or younger than age 18 but for whom a subaccount was initially established pursuant to
           Section 4.5 prior to his attaining age 14.

  1.16 Eligible Employee means each employee of the Employer designated by the Administrator pursuant to Section 2 as eligible to participate in the Plan and each member of the Board.

  1.17 Employer means Northern Illinois Financial Corporation and any successor thereto, and for purposes of determining eligibility to participate in the Plan and vesting under the Plan, any affiliated company which is a member of a controlled group of corporations (within the meaning of section 1563(a) of the Code) with Northern Illinois Financial Corporation which adopts this Plan with consent of the Board.

  1.18 Enrollment Period means the period set by the Administrator which ends prior to the first day of a Plan Year and, with respect to an Eligible Employee designated as such effective as of any date other than the first day of a Plan Year, the one-week period following his designation as an Eligible Employee.

  1.19     Investment Fund or Fund means the investments described in
           Section 4.4 which serve as a means to measure value increases or decreases with respect to a Member's Accounts.

  1.20 Matching Contributions means the Employer contributions described in Section 3.3.

  1.21 Member means any Eligible Employee who has elected to participate in the Plan.

  1.22 Plan means the NIFCO Execuflex Plan as described in this instrument, and the same as may be amended from time to time.

  1.23 Plan Year means, effective April 1, 1994, the twelve (12) consecutive month period beginning on each April 1 and ending on the following March 31. However, prior to April 1, 1994, "Plan Year" means the twelve (12) consecutive month period beginning on each January 1 and ending on the following December 31, except that the first Plan Year shall begin on the Effective Date and end on December 31, 1991 and the Plan Year beginning on January 1, 1994 shall end on March 31, 1994.

  1.24 Retirement means any severance from service by a Member for any reason other than death or Disability after attaining age 65 or after attaining age 55 and completing five years of service.

  1.25 Total Compensation means the Employee's Base Pay for the current Plan Year plus the total Incentive/Profit Sharing Bonus paid for services provided in the current Plan Year.

                                    SECTION 2

                              MEMBERSHIP IN THE PLAN

  2.1 Designation as Eligible Employee. The Administrator shall from time to time specify a select group of management employees as Eligible Employees. Such specification shall be in writing, with a copy delivered to the Employer and the person designated as eligible, and shall set the date as of which the person becomes eligible. The specification shall also provide whether the person is a Category I or Category II Eligible Employee.


  2.2 Commencement of Membership. Each Eligible Employee may elect to become a Member as of the first day of the calendar quarter following his initial eligibility or as of the first day of any calendar quarter thereafter by satisfying the requirements of
           Section 2.3.

  2.3 Procedure For and Effect of Admission. Each Eligible Employee who desires to participate in this Plan shall complete such forms and provide such data as are reasonably required by the Employer during the applicable Enrollment Period. By becoming a Member, an Eligible Employee shall be deemed to have agreed to the provisions of this Plan and all amendments hereto.

  2.4 Cessation of Membership. A Member shall cease to be an active participant on the earlier of:

           A.      the date on which the Plan terminates, or

           B.      the date on which he ceases to be an Eligible Employee.

           Notwithstanding the foregoing, (i) a former Eligible Employee who is absent by reason of an authorized leave of absence shall remain a Member for so long as such authorized absence continues, but shall be ineligible for further contributions to his Deferred Benefit Accounts as described in Section 3;
           (ii) a former active Member will be deemed a Member for all purposes with respect to the Plan, except contributions as described in Section 3., as long as such former active Member retains an Account; and (iii), in the event that the Department of Labor (DOL) issues regulations or other official notice specifically defining the group of employees that may participate in a plan of this type and any current Members do not meet the criteria set forth in the DOL regulations or notice, such Members shall be deemed to be inactive Members as described in Subsection (i) and (ii) as of the later of the effective date or publication date of the notice or regulations, provided such notice or regulations include a grandfather provision for such participants with respect to their account balances on such date. In the event no such grandfather provision is provided, the accounts of such participants shall be distributed in accordance with the last paragraph of Subsection 5.1B.2.

                                                    SECTION 3

                                               PLAN CONTRIBUTIONS
  3.1 Deferral Contributions. Each Member who is an employee may authorize the Employer to reduce his (i) Base Pay for a current Plan Year, by a fixed percentage, or (ii) Bonus accrued for a current Plan Year and paid either in the current or next succeeding Plan Year, by a percentage and to have a corresponding amount credited to his Accounts, in accordance with Section 4.2, by filing a Deferral Agreement with the Administrator during his initial Enrollment Period or any subsequent Enrollment Period preceding the Plan Year during which such Base Pay or Bonus will be earned. The deferral shall be made from Base Pay or Bonus as the Member shall specify; however, to the extent the deferral is to be made from Bonus and no or insufficient Bonus is paid, the deferral shall be reduced.

           Notwithstanding the foregoing, a Member may not make contributions to this Plan during any period for which contributions must be suspended in accordance with regulation section 1.401(k)-1(d)(2)(iii)(B)(3) of the Code, as a condition of the Member's receipt of a hardship withdrawal from any plan of the Employer which includes a qualified cash or deferred arrangement section 401(k) of the Code.

  3.2      Rules Governing Deferral Contributions.

           A.  Each annual election to defer is irrevocable.

           B. The amount that a Member elects to defer shall be credited to the Member's Accounts as soon as practicable, but no longer than 30 days following the date on which the Member is paid the nondeferred portion of the compensation which is the source of the deferral.

           C. For Members who are employees of the Employer, deferral for a Plan Year shall not exceed 50% of the sum of his annualized Base Pay on the election date and 100% of his Bonus paid in the prior Plan Year.

           D. The minimum amount a Member may defer for any Plan Year beginning on or after January 1, 1992 is $1,000.

  3.3 Matching Contributions. The Employer shall make a contribution for each Category I Eligible Employee which shall equal 100% of his contribution under Section 3.1, subject to the lesser of 10% of the sum determined under Section 3.2C or $15,000 (indexed by the CPI beginning January 1, 1992). The Employer shall make a contribution for each Category II Eligible Employee which shall equal 50% of his contribution under
           Section 3.1, subject to a maximum of 10% of the sum determined under Section 3.2C.

  3.4 Employer Discretionary Contributions. The Employer, in its discretion, may make an employer discretionary contribution for each contributing Member for any Plan Year in an amount determined by the Employer. Any such contribution, if allocated on the basis of compensation, shall consider compensation before any Employee Deferral Contributions to this Plan which are eligible for Employer Matching Contributions.

  3.5 Vesting. Benefits derived from Deferral Contributions are not subject to forfeiture for any reason. Benefits derived from Matching and Employer Discretionary Contributions shall vest at the rate of 20% per year of service, beginning at the end of a Member's second year of service with NIFCO and/or any of its affiliates, as illustrated by the following schedule:

                             Years of Service      Vested Percentage

                             Less than 2 years                   0%
                             2 full years                       20%
                             3 full years                       40%
                             4 full years                       60%
                             5 full years                       80%
                             6 or more full years              100%


           Notwithstanding the foregoing, if a Member terminates employment incident to a Change in Control, all contributions made on behalf of such Member shall become 100% vested and shall be paid out immediately.

           If a Member dies before becoming fully vested, any nonvested Company contributions shall vest immediately.

                                  SECTION 4

                               MEMBER ACCOUNTS

       4.1 Establishment of Accounts. The following Accounts shall be established with respect to each Member:

                 A.     Retirement Account,

                 B.     Education Account,

                 C.     Fixed Period Account, and

                 D.     Preretirement Survivor Income Account.

       4.2 Benefit Allocation. Each Member shall submit to the Plan Administrator before the close of the Enrollment Period for each Plan Year a written statement specifying the Member's allocation of anticipated contributions to his Accounts and the resultant benefits the Member has elected. A Member's elective deferrals from a Bonus, Matching Contributions and Employer Discretionary Contributions, may only be allocated to Accounts specified in Section 4.1A-C.

       4.3 Irrevocable Allocation. An Eligible Employee may not modify, alter, amend or revoke his allocation for a Plan Year after such Plan Year begins.

       4.4       Directed Adjustment of Certain Accounts.   A Member may
                 direct by written instruction delivered to the Administrator that his Accounts specified in Section 4.1A-C be valued as if they were invested in one or more of the Investment Funds designated by the Plan Administrator for such purpose in multiples of 5% and may make a separate selection with respect to each Account. Such election, which must be in writing, shall be effective as soon as administratively possible following timely delivery to the Administrator and shall apply to new contributions and previous accumulations as the Member specifies. If any Member fails to file a selection he shall be deemed to have selected the most conservative fund (e.g. fixed income or money market fund).

                 The selection of the Investment Funds that will be in effect for a Plan Year shall be selected by the Plan Administrator and announced to the Members prior to the beginning of such Plan Year. The Plan Administrator may from time to time change the Investment Funds, provided such change is evidenced by a written resolution executed by the Plan Administrator and the Members are given timely notice of such change.

                 The valuation of the Members' Accounts shall reflect the net asset value expressed per share of the designated Investment Fund(s). The fair market value of an Investment Fund shall be determined by the Plan Administrator. It shall represent the fair market value of all securities or other property held for the respective fund, plus cash and accrued earnings, less accrued expenses and proper charges against the Fund. A valuation summary shall be prepared on each Determination Date. Members shall receive statements reflecting activity on their Accounts each quarter.

                 Each Member's Accounts established under Section 4.1D. shall be valued, in accordance with Section 4.7, as if utilized to provide benefits by purchase of an appropriate insurance policy designated by the Administrator.

       4.5 Suballocation Within the Education Account. If a Member allocates a portion of his anticipated contributions to his Education Account, the Member may further allocate among subaccounts on behalf of any Eligible Dependent. In the absence of such suballocation, all contributions to the Member's Education Account shall be equally allocated to the Member's Eligible Dependents. A Member's adjustment election pursuant to Section 4.4 shall apply uniformly to each subaccount.

       4.6 Election Limitation. The Plan Administrator may establish uniform rules limiting a Member's eligibility to allocate contributions to an Account based on health, income or such other factors the Administrator deems appropriate.

       4.7       Benefit Purchase Adjustments.

                 A. While a Member is an employee of the Employer, his Account specified in Section 4.1 D. shall be immediately debited with that portion of the contributions made by or on his behalf as is necessary to provide the benefits the Member selected pursuant to
                        Section 4.2.

                 B. If the amount a Member allocates to an Account specified in Section 4.1 D. exceeds the amount necessary to provide currently elected benefits, then the excess portion of the Account shall be valued as if it were invested in a manner designated by the Administrator from time to time. If a Member terminates employment for any reason, including death, any amounts accumulated in excess of that allocated to the provision of benefits shall be distributed pursuant to Section 5.1 as if accumulated in Member's Retirement Account.

                 C.     The required allocation for each Account under Section
                        4.1 D. shall be determined by the Plan Administrator in a uniform manner. The amounts required are subject to change at the discretion of the Plan Administrator at any time.

       4.8 Investment Obligation of the Employer. Benefits are payable as they become due irrespective of any actual investments the Employer may make to meet its obligations. Neither the Employer nor any trustee (in the event the Employer elects to use a grantor trust to accumulate funds) shall be obligated to purchase or maintain any asset, and any reference to investments or Investment Funds is solely for the purpose of computing the value of benefits. To the extent a Member or any person acquires a right to receive payments from the Employer under this Plan, such right shall be no greater than the right of any unsecured creditor of the Employer. Neither this Plan nor any action taken pursuant to the terms of this Plan shall be considered to create a fiduciary relationship between the Employer and the Plan Members or any other persons, or to establish a trust in which the assets are beyond the claims of any unsecured creditor of the Employer.

                                    SECTION 5

                                    BENEFITS

       5.1       Retirement Account.

                 A. If a Member terminates employment for any reason, including death, the Employer shall pay him a benefit at the time described in Paragraph B. and in the form determined under Paragraphs C. and D. based on the value of his Retirement Account. If the Member is deceased, the benefit shall be paid to his Beneficiary.

                 B.     Benefit Commencement Date

                        1. All benefits payable under the Plan shall commence as soon as administratively practicable following the date on which the Member's termination of employment occurs.

                        2. Notwithstanding the foregoing paragraph, if an individual ceases to be a Member in accordance with Subsection 2.4(iii) and the circumstances described in the last sentence of such Subsection apply, the total value of his Retirement Account shall be distributed as soon administratively practicable following the later of the effective date or publication date of the DOL notice or regulations.

                 C.     Method of Distribution

                        Distribution of benefits shall be in one of the following forms at the Member's election, subject to the rules set forth in Section 5.1E.

                        1.    A single lump sum.

                        2. Substantially equal annual installments over a period of not less than 2 nor more than 10 full years.

                        Notwithstanding any provision to the contrary, if the Member's Retirement Account has a value less than $10,000 at the time benefits are to commence, then the Member's benefit shall be paid as a lump sum as soon as administratively feasible following the Member's termination.

                 D.     Determination of Benefits

                        1. In the event that the Member elects to have his benefits distributed in accordance with Subsection 5.1C.1, he shall receive a single lump sum equal to the total vested value of his Account determined as of the date such benefits are processed for payment.

                        2. In the event that the Member elects to have his benefits distributed in accordance with Subsection 5.1C.2, the

                              (i)     amount of the first payment shall be
                                      determined by multiplying the vested
                                      value of the Member's Account as of his
                                      Determination Date by a fraction,


                                      (A)      the denominator of which equals
                                               the number of years over which
                                               the benefits are to be paid; and

                                      (B)      the numerator of which is one.

                              (ii)     amounts of the payments for each
                                       succeeding year shall be determined
                                       by multiplying the vested value of the
                                       Member's Account as of the applicable
                                       anniversary of his Determination Date by a fraction,

                                        (A)    the denominator of which equals
                                               the number of remaining years
                                               over which the benefits are to
                                               be paid; and

                                        (B)    the numerator of which is one.

                E.        Election of Form of Benefit Payment

                          1.    A Member shall elect the form in which
                                his benefits are payable in accordance with Subsection 5.1C. Separate elections shall be made with respect to the form in which benefits shall be distributed upon the occurrence of the following events:

                                (i)         voluntary termination, including
                                            Retirement;

                                (ii) involuntary termination, excluding disability and death; and

                                (iii)       Disability; and

                                (iv)        death.

                                Such elections must be made when the Member makes his initial election to participate in the Plan in accordance with Section 3.

                          2. Notwithstanding the foregoing, the Member may elect to change the form(s) elected in accordance with Paragraph 1. above, provided such new election is made at least one full calendar year prior to the Member's termination of employment.

                          3. Any election made pursuant to this Article shall be made on forms and in the manner prescribed by the Committee and shall be irrevocable, except as provided in Paragraph
                                2. above.

       5.2      Education Account.

                A. If a Member remains continuously employed by the Employer until April 1 of the calendar year in which an Eligible Dependent attains age 18, the Employer shall pay to the Member a benefit, as soon after such April 1st and each of the next three anniversaries thereof as administratively practicable, determined as follows:


                                                    Percentage of Eligible
                                  April 1st         Dependent's Subaccount

                                      1                     25%
                                      2                 33-1/3%
                                      3                     50%
                                      4                    100%

                 B. A Member may establish subaccounts under his Education Account, with separate payments for each. A Member may have a maximum of five subaccounts at any time.

                 C. Subject to Subsection D., if a Member terminates his employment and for any reason still has a balance in his Education Account, the vested portion of the balance shall be transferred to his Retirement Account and distributed in accordance with Section 5.1.

                 D. Notwithstanding Subsection C., a Member who terminates his employment and for any reason still has a balance in his Education Account may elect to have such Account paid in the manner described in Subsection A., provided he files a written notification of such election with the Plan Administrator at least one full calendar year prior to such termination of employment.

                 E. Notwithstanding any provision to the contrary, if on the April 1 of the calendar year in which an Eligible Dependent of a Member attains age 18 the Eligible Dependent's subaccount has a balance of less than $1,000, then the balance shall be paid to the Member in one lump sum.

                 F. If any portion of an Education Account is not vested on the date such portion is to be paid, distribution will be postponed until the April 1 following the date it is vested.

       5.3       Fixed Period Account.

                 A. A benefit equal to the lump sum value of the vested portion of a Member's Fixed Period Account shall be paid to him as soon as administratively practicable after April 1 of the payment year specified by the Member (which shall be at least 4 years from the date of initial deferral to such Fixed Period Account). Nonvested amounts will be paid as soon as administratively practicable after April 1 following the year the Member becomes vested.

                 B. A Member may establish subaccounts under his Fixed Period Account, with separate payment years for each. A Member may have a maximum of five subaccounts at any time.

                 C. Subject to Subsection D., if a Member's employment terminates for any reason and the Member has a balance in his Fixed Period Account, the vested portion of the balance shall be transferred to his Retirement Account and be distributed in accordance with Section 5.1.

                 D. Notwithstanding Subsection C., a Member who terminates his employment and for any reason still has a balance in his Fixed Period Account may elect to have such Account paid in the manner described in Subsection A., provided he files a written notification of such election with the Plan Administrator at least one full calendar year prior to such termination of employment.

       5.4       Preretirement Survivor Income Account.

                 A. If a Member dies while an active employee of the Employer, the Employer shall pay the Member's Beneficiary a benefit in equal monthly installments, commencing the first day of the first month following the date of the Member's death, and continuing uninterrupted throughout a payout as selected by the Member at the time he establishes his Preretirement Survivor Income Account.

                 B. The amount of supplemental benefit payable hereunder shall be determined in accordance with Section 4.2 within administrative guidelines established by the Plan Administrator.

                 C. A benefit shall be payable under this Section 5.4 only if a Member dies in a Plan Year for which he has allocated a portion of Plan contributions to the Preretirement Survivor Income Account.

                 D. All rights of a Member under this Section 5.4 shall terminate on the date he terminates employment.

                 E. In the event a Member's death occurs as a result of suicide prior to completing twenty-five (25) months of continuous allocations to his Preretirement Survivor Income Account, then the Employer may elect to reduce the benefits payable under this Section 5.4 to an amount equal to the aggregate contributions allocated to the Member's Preretirement Survivor Income Account. For the purpose of the preceding sentence, an election to increase the Member's annual benefit or to lengthen the payout period shall be considered a new benefit election, and the first month of the Plan Year in which the enhanced benefits become effective shall be treated as the first month of a separate twenty-five (25) month period with respect to such enhanced benefits.

       5.5       Beneficiary Designation

                 A. Each Member, upon becoming eligible for participation in the Plan, may designate a Beneficiary to receive the benefits payable in the event of his death, and designate a successor Beneficiary to receive any benefits payable in the event of the death of any other Beneficiary.

                 B. A Member may change his Beneficiary at any time. All Beneficiary designations and changes shall be made on an appropriate form as designated by the Plan Administrator and filed with the Plan Administrator.

                 C. If no person shall be designated by the Member, or if the designated Beneficiary shall not survive the Member, payment of his interest shall be made to the Member's estate.

       5.6 Tax Withholding. To the extent required by the law in effect at the time benefits are distributed pursuant to this Section 5, the Trustee shall withhold any taxes required by the federal or any state or local government from payments made hereunder.

                                      SECTION 6

                                   ADMINISTRATION

       6.1 Appointment of Administrator. The Employer shall appoint an individual or a committee to serve as Administrator. The Administrator (or any member of the Committee) may be removed by the Employer at any time; and any individual may resign at any time by submitting his resignation in writing to the Employer. A new Administrator (or Committee member) shall be appointed as soon as practicable in the event of a removal or resignation.
                 Any person so appointed shall signify his acceptance by filing a written acceptance with the Employer.

       6.2 Administrator's Responsibilities. The Administrator is responsible for the day to day administration of the Plan. The Administrator may appoint other persons or entities to perform any of its fiduciary functions. Such appointment shall be made and accepted by the appointee in writing and shall be effective upon the written approval of the Employer. The Administrator and any such appointee may employ advisors and other persons necessary or convenient to help him carry out his duties, including his fiduciary duties. The Administrator shall have the right to remove any such appointee from his position.
                 Any person, group of persons or entity may serve in more than one fiduciary capacity.

       6.3 Records and Accounts. The Administrator shall maintain or shall cause to be maintained accurate and detailed records and accounts of Members and of their rights under the Plan, and of all investments, receipts, disbursements and other transactions. Such accounts, books and records relating thereto shall be open at all reasonable times to inspection and audit by the Employer and by persons designated thereby.

       6.4 Administrator's Specific Powers and Duties. In addition to any powers, rights and duties set forth elsewhere in the Plan, the Administrator shall have the following powers and duties:

                 A. to adopt such rules and regulations consistent with the provisions of the Plan;

                 B. to enforce the Plan in accordance with its terms and any rules and regulations it establishes;

                 C. to maintain records concerning the Plan sufficient to prepare reports, returns and other information required by the Plan or by law;

                 D. to construe and interpret the Plan and to resolve all questions arising under the Plan;

                 E. to direct the Employer to pay benefits under the Plan, and to give such other directions and instructions as may be necessary for the proper administration of the Plan;

                 F. to be responsible for the preparation, filing and disclosure on behalf of the Plan of such documents and reports as are required by any applicable federal or state law.

       6.5 Employer's Responsibility to Administrator. The Employer shall furnish the Administrator such data and information as it may require. The records of the Employer shall be determinative of each Member's period of employment, termination of employment and the reason therefor, leave of absence, reemployment, years of service, personal data, and compensation reductions. Members and their Beneficiaries shall furnish to the Administrator such evidence, data, or information, and execute such documents, as the Administrator requests.

       6.6 Liability. Neither the Administrator nor the Employer shall be liable to any person for any action taken or omitted in connection with the administration of this Plan unless attributable to its own fraud or wilful misconduct; nor shall the Employer be liable to any person for such action unless attributable to fraud or wilful misconduct on the part of a director, officer or employee of the Employer.

       6.7 Payment of Expenses. All expenses of the Administrator incurred in the operation or administration of this Plan shall be paid by Employer.

       6.8 Indemnity of Plan Administrator. Employer shall indemnify the Administrator or any individual who is a delegate against any and all claims, loss, damage, expense or liability arising from any action or failure to act, except when due to gross negligence or wilful misconduct.

       6.9 Substitute Payee. If a Member or Beneficiary entitled to receive any benefits hereunder is in his minority, or is, in the judgment of the Plan Administrator, legally, physically, or mentally incapable of personally receiving and receipting any distribution, the Plan Administrator may make distributions to a legally appointed guardian or to such other person or institution as, in the judgment of the Plan Administrator, is then maintaining or has custody of the payee.

       6.10 Trust Fund. The Employer reserves the right to establish, subject to the provisions of Sections 4.8 and 9.9, a grantor trust (known as a "rabbi trust") for the purpose of accumulating funds to satisfy the obligations incurred by the Employer under the Plan.

                                    SECTION 7

                                 CLAIMS PROCEDURE

       7.1 Claim. If a Member or Beneficiary is denied all or a portion of an expected Plan benefit for any reason, he must file a written notification of his claim with the Administrator. The Administrator shall notify the Member or Beneficiary within sixty (60) days of allowance or denial of the claim. If the Administrator fails to notify the claimant of his decision to grant or deny the claim within sixty (60) days, such claim shall be deemed to have been denied; and the review procedure described in Section 7.2 shall become available to the claimant.

                 The notice provided by the Administrator under this Section shall be in writing, sent by mail to the Member's last known address and, if a denial, must contain the following information:

                 A.     the specific reasons for the denial;

                 B. the specific reference to the pertinent Plan provision on which the denial is based;

                 C. if applicable, a description of any additional information or material necessary to perfect the claim, and an explanation of why such information or material is necessary; and

                 D. an explanation of the claims review procedure and the time limitations of the review procedure applicable thereto.

       7.2 Review Procedure. A Member or Beneficiary is entitled to request a review of any denial of his claim by the Administrator. The request for review must be submitted in writing within sixty (60) days of mailing of notice of the denial. Absent a request for review within the 60-day period, the claim will be deemed to be conclusively denied. The Member or Beneficiary or his representative shall be entitled to review all pertinent documents and to submit issues and comments in writing. The Administrator shall provide a full and fair review of the claim and render the final decision.

       7.3 Final Decision. Within sixty (60) days of mailing of a request for review the Administrator shall allow or deny the claim, unless special circumstances require an extension (such as for a hearing); provided, however, that in no event shall the decision be delayed beyond one hundred twenty (120) days after receipt of the request for review. The decision shall be communicated in writing to the Member or Beneficiary. The decision shall recite the facts and reasons for denial, with specific reference to the pertinent Plan provisions.

       7.4 Satisfaction of Liability. After all benefits have been distributed in full to a Member or to his Beneficiary, all liability to such Member or to his Beneficiary shall cease.

                                    SECTION 8

                            AMENDMENT AND TERMINATION

       8.1 Plan Amendment. The Plan may be amended or otherwise modified by the Board of Directors, in whole or in part, either retroactively or prospectively, provided that no amendment or modification shall, with respect to contributions already credited, change the amount of contributions under Subsections 3.1, 3.3 or 3.4 or increase vesting requirements under Subsection 3.5 unless the consent of each adversely affected Member is acquired prior to such amendment. Notice of any amendment shall be given in writing to each Member and Beneficiary of a deceased Member.

       8.2 No Premature Distribution. Subject to Section 8.3, no amendment hereto shall permit amounts accumulated prior to the amendment to be paid to a Member or Beneficiary prior to the time he would otherwise be entitled thereto.

       8.3 Termination of the Plan. The Employer reserves the right to terminate the Plan and/or the Deferral Agreement pertaining to any Member at any time prior to the commencement of benefits. In the event of any such termination, the Employer shall pay a benefit to the Member or the Beneficiary of any deceased Member, in lieu of other benefits hereunder, equal to the value of the Member's Accounts.


                                    SECTION 9

                                  MISCELLANEOUS

       9.1 Supplemental Benefits. The benefits provided for the Members under this Plan are in addition to benefits provided by any other plan or program of the Employer and, except as otherwise expressly provided herein, the benefits of this Plan shall supplement and shall not supersede any plan or agreement between the Employer and any Member or any provisions contained herein.

       9.2 Governing Law. The Plan shall be governed and construed under the laws of the State of Illinois as in effect at the time of its adoption.

       9.3 Jurisdiction. The courts of the State of Illinois shall have exclusive jurisdiction in any or all actions arising under this Plan.

       9.4 No Assignment Permitted. No Member, Beneficiary or heir shall have any right to commute, sell, transfer, assign or otherwise convey the right to receive any payment under the terms of this Plan. Any such attempted assignment shall be considered null and void.

                 No benefit shall in any manner be subject to the debts, contracts, liabilities, engagements or torts of any person, nor shall it be subject to attachments or other legal process for or against any person, except to such extent as may be required by law.

       9.5 Binding Terms. The terms of this Plan shall be binding upon and inure to the benefit of the parties hereto, their respective heirs, executors, administrators and successors.

       9.6 Spendthrift Provision. The interest of any Member or any beneficiary receiving payments hereunder shall not be subject to anticipation, nor to voluntary or involuntary alienation, until distribution is actually made.

       9.7 Headings. All headings preceding the text of the several Sections hereof are inserted solely for reference and shall not constitute a part of this Plan, nor affect its meaning, construction or effect.

       9.8 Rule of Interpretation. Where appropriate, words in the masculine gender shall include the feminine and neuter genders.

       9.9 Limitation of Rights. Neither the establishment of the Plan or a trust agreement (in accordance with Section 6.10), nor any modification thereof, nor the creation of an account, nor the payment of any benefits shall be construed as giving

                 A. any Member, Beneficiary, or any other person whomsoever, any legal or equitable right against the Company or the Plan Administrator unless such right shall be specifically provided for in the Plan or trust agreement or conferred by affirmative action of the Plan Administrator in accordance with the terms and provisions of the Plan; or

                 B. any Member the right to be retained in the service of the Company, and all Members and other employees shall remain subject to discharge to the same extent as if the Plan had never been adopted.

       9.10 Severability. Should any provision of the Plan or any regulations adopted thereunder be deemed or held to be unlawful or invalid for any reason, such fact shall not adversely affect the other provisions or regulations unless such invalidity shall render impossible or impractical the functioning of the Plan and, in such case, the appropriate parties shall immediately adopt a new provision or regulation to take the place of the one held illegal or invalid.


                                      NORTHERN ILLINOIS FINANCIAL
                                      CORPORATION

ATTEST:



                                      By:




                                   EXHIBIT 10.2

                                AMENDMENT NO. 1 TO

                               NIFCO EXECUFLEX PLAN

                                 (AS AMENDED 1995)

WHEREAS NORTHERN ILLINOIS FINANCIAL CORPORATION ("Employer") has previously established a flexible benefit plan ("Plan") for a select group of executive management or highly compensated employees
("Eligible Employees"), originally effective July 1, 1991 and subsequently restated in its entirety as of April 1, 1995; and

WHEREAS, pursuant to Section 8.1 of the Plan, the Employer retains the right to amend the Plan;

WHEREAS, the Employer now desires to amend the Plan;

NOW, THEREFORE, to effectuate its intentions, the Employer hereby adopts the following Amendment No. 1 to the Plan, effective April
1, 1996.

1.     SECTION 1 DEFINITIONS

       Section 1.23 is hereby deleted in its entirety and replaced by the following:

       1.23      Plan Year means, effective January 1, 1997, the twelve
                 (12) consecutive month period beginning on each January 1 and ending on the following December 31. However, prior

                 A. to January 1, 1997, "Plan Year" means the twelve (12) consecutive month period beginning on each April 1 and ending on the following March 31 and the Plan Year beginning on April 1, 1996 shall be for a period of nine consecutive months ending on December 31, 1996.

                 B.     prior to April 1, 1994, "Plan Year" means the twelve
                        (12) consecutive month period beginning on each January 1 and ending on the following December 31, except that the first Plan Year shall begin on the Effective Date and end on December 31, 1991 and the Plan Year beginning on January 1, 1994 shall end on March 31, 1994.


2.     SECTION 5 BENEFITS

       Section 5.2 is hereby deleted in its entirety and replaced by the following:

       5.2       Education Account.

                 A. If a Member remains continuously employed by the Employer until the first day of the Plan Year in which an Eligible Dependent attains age 18 ("Commencement Date"), the Employer shall pay to the Member a benefit, as soon after such date and each of the next three anniversaries thereof as administratively practicable, determined as follows:



                              Commencement Date         Percentage of Eligible
                              and Anniversaries         Dependent's Subaccount

                                      1                             25%
                                      2                         33-1/3%
                                      3                             50%
                                      4                            100%

                 B. A Member may establish subaccounts under his Education Account, with separate payments for each. A Member may have a maximum of five subaccounts at any time.

                 C. Subject to Subsection 5.2D., if a Member terminates his employment and for any reason still has a balance in his Education Account, the vested portion of the balance shall be transferred to his Retirement Account and distributed in accordance with Section 5.1.

                 D. Notwithstanding Subsection 5.2C., a Member who terminates his employment and for any reason still has a balance in his Education Account may elect to have such Account paid in the manner described in Subsection 5.2A., provided he files a written notification of such election with the Plan Administrator at least one full calendar year prior to such termination of employment.

                 E. Notwithstanding any provision to the contrary, if the Eligible Dependent's subaccount has a balance of less than $1,000 on the Commencement Date, then the balance shall be paid to the Member in one lump sum.

                 F. If any portion of an Education Account is not vested on the date such portion is to be paid, distribution will be postponed until the anniversary of the Commencement Date coincident with or following the date it is vested.


    Subsection 5.3 is hereby deleted in its entirety and replaced by the following:

    5.3     Fixed Period Account.

            A. A benefit equal to the lump sum value of the vested portion of a Member's Fixed Period Account shall be paid to him as soon as administratively practicable after the first day of the of Plan Year which coincides with the payment year specified by the Member (which shall be at least 4 years from the date of initial deferral to such Fixed Period Account). Nonvested amounts will be paid as soon as administratively practicable after the first day of the Plan Year following the Plan Year in which the Member becomes vested.

            B. A Member may establish subaccounts under his Fixed Period Account, with separate payment years for each. A Member may have a maximum of five subaccounts at any time.

            C. Subject to Subsection 5.3D., if a Member's employment terminates for any reason and the Member has a balance in his Fixed Period Account, the vested portion of the balance shall be transferred to his Retirement Account and be distributed in accordance with Section 5.1.

            D. Notwithstanding Subsection 5.3C., a Member who terminates his employment and for any reason still has a balance in his Fixed Period Account may elect to have such Account paid in the manner described in Subsection 5.3A., provided he files a written notification of such election with the Plan Administrator at least one full calendar year prior to such termination of employment.


                                              NORTHERN ILLINOIS FINANCIAL
                                              CORPORATION


ATTEST:


                                              By:


DATE: