Form 10-Q
period 1996-06-30
NORTHERN ILLINOIS FINANCIAL CORP
filed 1996-08-13
CIK 826447

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

              (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on July 31, 1996 was 2,956,784 shares.




                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                       FORM 10-Q - QUARTERLY REPORT

                      FOR QUARTER ENDED June 30, 1996



                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                     Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets, June 30, 1996
         and December 31, 1995.                                    1


       Consolidated Statements of Income
         Six Months Ended June 30, 1996 and 1995                   2 - 3
         Three Months Ended June 30, 1996 and 1995                 4 - 5


       Consolidated Statements of Changes in Shareholders'
         Equity, Six Months Ended June 30, 1996 and 1995           6


       Consolidated Statements of Cash Flow, Six Months
         Ended June 30, 1996 and 1995                              7 - 8


       Notes to Consolidated Financial Statements                  9


  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        10 - 16


PART II.  OTHER INFORMATION                                       17


  Item 6.  A. Exhibits

           B. Reports on Form 8-K




                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                     (000's omitted except share data)

                                                  June 30,    December 31,
                                                   1996          1995
                                                (Unaudited)    (Audited)

Cash and due from banks                          $ 23,581      $ 27,888
Interest bearing deposits in other banks              674         4,848
Securities Available for sale, at market          289,681       333,244
Federal funds sold                                  9,200         6,500
Loans, net of unearned income                     586,428       548,055
Less allowance for loan losses                     (5,987)       (5,585)
Premises and equipment                             22,876        22,778
Accrued interest receivable                         6,827         7,183
Other real estate owned                               731         1,610
Other assets                                        9,465         7,933

                                                 $943,476      $954,454


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Noninterest bearing                          $117,081      $113,839
    Interest bearing                              694,886       686,325

          Total deposits                          811,967       800,164
  Short-term borrowings                            17,098        36,872
  Long-term borrowings                              8,567        11,588
  Other liabilities                                 9,819        11,077
  Dividends payable                                   503           857

          Total liabilities                       847,954       860,558

Shareholders' equity
  Common stock, no par value; authorized
    10,000,000 shares; issued and outstanding
    2,956,784 and 2,956,784 shares                 16,697        16,697
  Retained earnings                                71,788        68,391
  Net unrealized securities gains, net of tax       7,037         8,808

          Total shareholders' equity               95,522        93,896

                                                 $943,476      $954,454

                  The accompanying notes are an integral
                    part of these financial statements.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                   (000's omitted except per share data)

                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                    1996          1995

Interest income
  Interest and fees on loans                      $24,579       $21,733
  Interest on federal funds sold                      146           415
  Interest on securities
    Taxable                                         6,287         6,619
    Exempt from federal income tax                  2,808         2,262
  Interest on deposits in other banks                  35             9

          Total interest income                    33,855        31,038

Interest expense
  Interest on deposits                             15,151        13,276
  Interest on short-term borrowings                   857         1,251
  Interest on long-term debt                          282           215

          Total interest expense                   16,290        14,742

Net interest income                                17,565        16,296
Provision for loan losses                             670            94

Net interest income after provision
  for loan losses                                  16,895        16,202

Other income
  Fees for customer deposit services                1,955         1,665
  Other operating income                            1,270         1,000
  Trust department income                             272           215
  Securities gains                                    395         1,224

          Total other income                        3,892         4,104

Other expenses
  Salaries and employee benefits                    8,522         7,391
  Occupancy and equipment expense                   2,181         1,913
  Data processing                                     544           607
  Federal Deposit Insurance premiums                    5           824
  Other                                             3,937         3,651

          Total other expenses                     15,189        14,386



                   The accompanying notes are an integral
                    part of these financial statements.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                (Continued)
                   (000's omitted except per share data)

                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                    1996          1995


Income before income taxes                        $ 5,598       $ 5,920
Applicable income taxes                             1,196         1,273

Net Income                                        $ 4,402       $ 4,647


Average number of common shares
  outstanding                                       2,957         2,986

Earnings per common share                         $  1.49       $  1.56



                  The accompanying notes are an integral
                    part of these financial statements.



                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                   (000's omitted except per share data)

                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                    1996          1995

Interest income
  Interest and fees on loans                      $12,453       $11,117
  Interest on federal funds sold                       62           293
  Interest on securities
    Taxable                                         3,016         3,311
    Exempt from federal income tax                  1,359         1,117
  Interest on deposits in other banks                   7             2

          Total interest income                    16,897        15,840

Interest expense
  Interest on deposits                              7,494         6,981
  Interest on short-term borrowings                   361           637
  Interest on long-term debt                          152           136

          Total interest expense                    8,007         7,754

Net interest income                                 8,890         8,086
Provision for loan losses                             364            30

Net interest income after provision
  for loan losses                                   8,526         8,056

Other income
  Fees for customer deposit services                1,026           840
  Other operating income                              509           492
  Trust department fees                               147           106
  Gains on other real estate owned                    327
  Securities gains                                    383           931

          Total other income                        2,392         2,369

Other expenses
  Salaries and employee benefits                    4,388         3,658
  Occupancy and equipment expense                   1,077           891
  Data processing                                     253           304
  Federal Deposit Insurance premiums                    2           412
  Other                                             2,180         2,042

          Total other expenses                      7,900         7,307



                  The accompanying notes are an integral
                    part of these financial statements.



                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                (Continued)
                   (000's omitted except per share data)

                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                    1996          1995

Income before income taxes                        $ 3,018       $ 3,118
Applicable income taxes                               657           639

Net Income                                        $ 2,361       $ 2,479


Average number of common shares
  outstanding                                       2,957         2,971

Earnings per common share                         $   .80       $   .83




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



                   NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)
                               (000's omitted
                             except share data)


                                                                     Net
                                                                  Unrealized
                                                                Gains(Losses)
                                                                 on Available
                                    Common Stock      Retained     for Sale
                                  Shares     Amount   Earnings    Securities


Balance January 1, 1995         3,006,477    $16,978   $61,090      $(3,409)
  Net Income                                             4,647
  Cash dividends $.34 per share                         (1,014)
  Cost of shares acquired         (48,086)      (272)   (1,057)
  Change in unrealized gains
    (losses) on available
    for sale securities                                               5,878

Balance, June 30, 1995          2,958,391    $16,706   $63,666      $ 2,469



Balance, January 1, 1996        2,956,784    $16,697   $68,391      $ 8,808
  Net income                                             4,402
  Cash dividends $.34 per share                         (1,005)
  Cost of shares acquired
  Change in unrealized gains
    (losses) on available
    for sale securities                                              (1,771)

Balance, June 30, 1996          2,956,784    $16,697   $71,788      $ 7,037



                   The accompanying notes are an integral
                     part of these financial statements.


                   NORTHERN ILLINOIS FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)

                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                       1996       1995

Cash flows from operating activities:
  Interest and dividends received                    $34,449    $31,737
  Fees and commissions received                        3,497      2,880
  Interest paid                                      (16,806)   (14,343)
  Cash paid to suppliers and employees               (13,558)   (14,750)
  Income taxes paid                                   (1,865)    (1,761)

        Net cash provided by operating activities      5,717      3,763

Cash flows from investing activities:
  Net decrease in interest bearing deposits
    in other banks                                     4,174        932
  Sales of securities
    Available for sale                                34,257     17,194
  Maturities of securities
    Held to maturity                                              3,011
    Available for sale                                72,520     50,235
  Purchase of investment securities
    Available for sale                               (67,186)   (56,586)
  Net increase in loans                              (39,122)   (25,216)
  Purchase of officer life insurance                    (164)      (174)
  Capital expenditures                                (1,170)      (712)
  Proceeds from the sale of property and equipment        31         14
  Proceeds from sale of other real estate owned        1,687        165

        Net cash provided (used) in
          investing activities                         5,027    (11,137)

Cash flows from financing activities
  Net increase in deposits                            11,803     18,333
  Net increase (decrease) in short-term borrowings   (19,774)     1,217
  Net increase (decrease) in long-term borrowings     (3,021)       938
  Dividends paid                                      (1,359)    (1,382)
  Common stock acquired                                          (1,328)

        Net cash provided (used) in
          financing activities                       (12,351)    17,778

Net increase (decrease) in cash and cash equivalents  (1,607)    10,404
Cash and cash equivalents at beginning of period      34,388     36,866

Cash and cash equivalents at end of period           $32,781    $47,270



                   The accompanying notes are an integral
                    part of these financial statements.


                 NORTHERN ILLINOIS FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Continued)
                                 (Unaudited)
                               (in thousands)

                                                        1996        1995
Reconciliation of net income to net
  cash provided by operating activities:

Net income                                             $4,402      $4,647

Adjustments to reconcile net income to
    net cash provided by operating activities:

  Provision for premium amortization                    1,021       1,285
  Provision for discount accretion                       (783)       (682)
  Provision for depreciation                            1,042         983
  Provision for loan losses                               670          94
  Provision for deferred income taxes                    (377)     (1,565)
  Gain on sale of securities                             (395)     (1,224)
  (Gain) loss on disposition of equipment                  (1)         17
  (Gain) on sale of other real estate owned              (327)
  Changes in assets and liabilities:
    Decrease in other assets                              671         144
    Increase (decrease) in other liabilities             (206)         64

          Total adjustments                             1,315        (884)

Net cash provided by operating activities              $5,717      $3,763


Supplemental schedule of noncash investing and financing activities:

  Net change in unrealized gains on securities
    available for sale                                $(1,771)    $ 5,878

  Loans transferred to other real estate owned
    throughout the year                               $   481     $

  Contributions and net earnings of
    the Execuflex Plan                                $   189     $   219

  Securities purchased in June payable in July        $   115     $   506

  Securities purchased settled in subsequent period   $(1,353)    $  (936)



                   The accompanying notes are an integral
                     part of these financial statements.



                NORTHERN ILLINOIS FINANCIAL CORPORATION
                           AND SUBSIDIARIES

               NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the financial information of Northern Illinois Financial Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a further description of significant accounting policies of the Company, see the 1995 Form 10-K.

2. PROPOSED MERGER

    On January 22, 1996 Northern Illinois Financial Corporation ("Northern Illinois") signed a definitive agreement to merge its assets and operations with Premier Financial Services, Inc., ("Premier") located in Freeport, Illinois and form a new financial services corporation to be named Grand Premier Financial, Inc. ("Grand Premier"). In the proposed merger, which is subject to shareholder and regulatory approval, Northern Illinois common shareholders will receive 4.25 shares of Grand Premier for each share held. Premier common shareholders will receive 1.116 shares of Grand Premier for each share held. Premier preferred stockholders will receive shares of preferred stock of Grand Premier having terms and conditions substantially identical to the terms and conditions of the shares of Premier preferred stock held by such holders. Concurrently with the execution of the Merger Agreement, Northern Illinois and Premier also entered into reciprocal stock option agreements. Under such stock option agreements, Northern Illinois granted Premier an option to purchase up to 19.9% of the outstanding shares of Northern Illinois common stock at an option price of $30.00 per share, and Premier granted Northern Illinois an option to purchase up to 19.9% of Premier common stock at an option price of $9.00 per share, in each case upon the occurrence of certain triggering events. Those events include actions or proposals by a third-party to merge with, or acquire stock or assets of, Northern Illiois (in the case of the Northern Illinois stock option agreement) or Premier (in the case of Premier stock option agreement). Regulatory approval of the proposed merger has been obtained from the Federal Reserve Board in a letter dated May 24, 1996 and from the Office of Banks & Real Estate of the State of Illinois in a letter dated July 16, 1996. Special meetings of shareholders of Northern Illinois and Premier are scheduled for August 21, 1996 to vote on the proposed merger. At June 30, 1996, Premier had total assets of approximately $671 million. It is expected that the merger will be accounted for as a pooling-of-interest and be consummated in August 1996.



                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION


    The following is Northern Illinois' management's discussion and analysis of the financial condition of Northern Illinois and subsidiaries at June 30, 1996 (unaudited) when compared with December 31, 1995 (audited) and the results of operations for the three and six month periods ended June 30, 1996 and 1995 (unaudited). This discussion and analysis should be read in conjunction with the Northern Illinois' consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Financial Condition at June 30, 1996 Compared to December 31, 1995

    Total assets of Northern Illinois decreased $11 million to $943.5 million from December 31, 1995 to June 30, 1996.

    Total securities declined $43.6 million for the comparative periods. Excluding the effect of accounting to market for securities available for sale, the amortized cost of total securities decreased $40.7 million. The reduction reflects the comparative decrease in funding liabilities and increase in loan volumes.

    Loans net of unearned income increased $38.4 million. Increase in the commercial loan portfolio and commercial paper were the major contributors to this growth.

    Allowance for loan losses was 1.02% of loans net of unearned income on both December 31, 1995 and June 30, 1996. Total nonaccrual loans, impaired loans and loans past due 90 days or more and still accruing were $5.8 million and $5.6 million as of December 31, 1995 and June 30, 1996, respectively.

    Other real estate owned declined from $1.6 million on December 31, 1995 to $.7 million on June 30, 1996 as a result of real estate property sales.

    Total deposits increased $11.8 million from $800.2 million on December 31, 1995 to $812.0 million on June 30, 1996. $8.6 million of that increase was in interest bearing deposits generated from increases in time certificates of deposit.

    Total borrowings decreased $22.8 million of which $19.8 million was attributed to declines in customer contracts for securities sold with agreement to repurchase. Management chose to discourage renewal or sale of these contracts and encourage the purchase of interest bearing time deposits. In July, 1996 in order to increase long term funding Grand National Bank borrowed from the Federal Home Loan Bank of Chicago $5.0 million due in July, 2001.

    A summary of the comparative financial condition from a liquidity viewpoint shows that cash and cash equivalents declined $1.6 million from December 31, 1995 to June 30, 1996. Cash provided by operating and investing activities amounted to $10.7 million which was offset by $12.3 million of cash used in financing activities. Cash provided and utilized for the six month period in 1996 is reflected in the above comparative financial condition commentary.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)

Results of Operations for the Six Months Ended June 30, 1996 and 1995

Net income:

    Net income decreased from $4,647,000 on June 30, 1995 to $4,402,000 on June 30, 1996. A reduction in security gains for the comparative periods was the major contributor to the net income decrease.

Net Interest Income:

    For the comparable periods both interest income and interest expense increased. The $2,817,000 increase in interest income was largely due to volume increases in loans. The $1,548,000 increase in interest expense was, primarily, due to rate and volume increases within the time deposit category. The average earning asset yield increased 17 basis points from 7.59% in 1995 to 7.76% in 1996. Average rates paid on interest bearing liabilities increased 16 basis points from 4.32% in 1995 to 4.48% in 1996. Net yield on average earning assets was 3.99% and 4.03% for June 30, 1995 and June 30, 1996, respectively.

Provision for Loan Losses:

    Provision for loan losses was $94,000 and $670,000 for the six months ended 1995 and 1996, respectively. The increase is largely attributed to the 1996 growth in loans net of unearned income and an increase in nonaccrual loans. The ratio of nonaccrual loans to total loans was .74% and .82% and the ratio of allowance for loan losses to nonaccrual loans was 156% and 125% for June 30, 1995 and June 30, 1996, respectively. The subsidiary banks' analysis of the current and prospective economic condition, overall credit quality, historic trends and application of accounting for impaired loans under the Financial Accounting Standards Board statement numbers 114 and 118 determine the amounts transferred to the provision.

Noninterest Income:

    Total noninterest income decreased from $4,104,000 on June 30, 1995 to $3,892,000 on June 30, 1996. The $829,000 comparative decrease in security gains was the major contributing factor.

    Fees for customer deposit services increased $290,000 from $1,665,000 in 1995 to $1,955,000 in 1996. The increase was due, primarily, to a restructuring and standardization of service charges that resulted from the February, 1996 merger of the then existing four subsidiary banks into a single bank charter.

    Other fees and operating income increased from $1,000,000 on June 30, 1995 to $1,270,000 on June 30, 1996. A significant portion of this increase was the result of gains on the sale of other real estate owned and increased fees associated with secondary market mortgage operations.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


    Trust department income increased $57,000 between the comparable periods and reflects Northern Illinois' focus on revenue enhancement for this line of business.

    Security gains declined from $1,224,000 on June 30, 1995 to $395,000 on June 30, 1996.

Noninterest Expense:

    For the six months ended 1995 and 1996, noninterest expense increased $803,000 from $14,386,000 to $15,189,000.

    Salaries and benefits rose $1,131,000 from $7,391,000 on June 30, 1995 to 8,522,000 on June 30, 1996. The salary portion of this category rose $999,000 or 88% of the increase. This significant increase was a result of one time salary payments pursuant to a reduction in force policy, a 6% increase in average full time equivalent employees and compensation increases for merit and promotion. The benefit component contributed $132,000 of the $1,131,000 increase and was due to the increase in full time equivalent employees.

    Occupancy and equipment expense increased $268,000 from $1,913,000 in 1995 to $2,181,000 in 1996. The increase is, largely, attributed to the addition of three bank branchs that commenced operation between September, 1995 and February, 1996.

    Data processing decreased $63,000 from $607,000 in 1995 to $544,000 in 1996. The decrease was due to final contractual obligations paid in 1995 to a third party vendor that had provided item processing services. The item processing function was fully transferred to the Northern Illinois' central operations division by the second quarter 1995.

    In late 1995, the Federal Deposit Insurance Corporation reduced the deposit premium rates to reflect that the Bank Insurance Fund had neared fully funded status. Deposit premiums declined by $819,000 between the comparative periods.

    Other expenses increased from $3,651,000 for six months ended 1995 to $3,937,000 for same period in 1996. This increase reflects material increases in printing, postage and legal fees related to the February, 1996 merger of the subsidiary banks as well as professional expenses incurred as a result of the proposed merger with Premier Financial.

Income Taxes:

    Income taxes were $1,273,000 and $1,196,000 representing effective tax rates of 21.5% and 21.4% for June 30, 1995 and 1996, respectively.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)

Results of Operations for the Three Months Ended June 30, 1996 and 1995

Net Income:

         Net income decreased $118,000 for the three month period ended 1996 compared to 1995. The decline is attributed to a $548,000 decrease in security gains.

Net Interest Income:

         Net interest income before provision for loan losses rose 9.9% from $8,086,000 to $8,890,000 for the comparative three month periods. Both total interest income and interest expense showed increases in 1996 when compared to 1995. The $1,057,000 increase in interest income was, primarily, due to increases in loan volume. The $253,000 increase in interest expense was, largely, due to volume increases in time deposits offset by volume decreases in short term borrowings and rate reduction in NOW and money market deposits. Net yield on average earning assets was 3.92% and 4.08% for the three months ended June 30, 1995 and June 30, 1996, respectively.

Provision for Loan Losses:

         Provision for loan losses for the three months ended in 1995 was $30,000 and $364,000 for the comparable period in 1996. For further comment regarding the provision for loan losses, refer to the discussion of the results of operations for the six months ended.

Noninterest Income:

         Total noninterest income increased $23,000 from $2,369,000 in 1995 to $2,392,000 for comparable period in 1996.

         Fees for customer deposit services increased from $840,000 for the three months ended 1996 to $1,026,000 for same period in 1996. As in the discussion regarding the results of operations for the six months ended the increase was due to the restructuring and standardization of service charges that followed the February, 1996 merger of the four subsidiary banks.

         Other fees and other operating income rose slightly from $492,000 to $509,000 for the comparative periods due to increased fees from secondary market mortgage operations. Trust department fees increased between the comparative periods due to reasons described in the results of operations for the six months ended.

         The $327,000 gain on the sale of other real estate owned in the second quarter of 1996 helped to offset the $548,000 decline in security gains for the comparative periods.

Noninterest Expense:

         Salaries and benefits rose $730,000 in 1996 when compared to 1995. $651,000 of this increase is attributed to the salary portion of this category and $79,000 to the benefit category. For further explanation please refer to the discussion of salary and benefits in the results of operations for the six months ended.

                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)

         Occupancy and equipment expense increased in 1996 compared to 1995 due to expansion in the number of branches previously mentioned.

         Data processing declined from $304,000 in 1995 to $253,000 in 1996. For further commentary please refer to the data processing discussion in the results of operations for the six months ended.

         Federal deposit insurance premiums were $412,000 in 1995 and $2,000 in 1996 for reasons described in the discussion for the results of operations for the six months ended.

         Other expenses rose from $2,042,000 in 1995 to $2,180,000 in 1996.
The increase can be attributed to the same factors described in the commentary of the results of operations for the six months ended.

Income Taxes:

         Income taxes were $639,000 in 1995 and $657,000 in 1996,
representing effective tax rates of 20.5% and 21.7% for the respective periods.

Shareholder Equity:

   Total shareholder equity includes net unrealized gains (losses) on securities available for sale net of tax. Removing the effect of the net unrealized gains (losses) of securities, net of tax, shareholder equity would have been $80,372,000 on June 30, 1995 and $88,485,000 on June 30, 1996 or a
10.09% increase. Average shareholder equity to average assets was 8.97% and 10.11% on June 30, 1995 and June 30, 1996, respectively.


Nonaccrual, Past Due and Restructured Loans:

Nonaccrual loans at the dates indicated were as follows, in thousand of dollars:
                                    June 30, 1996      December 31, 1995
Commercial, financial and
  agricultural                         $1,016               $  143
Real estate-construction                                       800
Real estate-mortgage                    3,497                2,675
Installment loans to individuals          276                  155
                                       $4,789               $3,773

Other impaired loans under Statement of Financial Accounting Standards No. 114 not included in nonaccrual loans above as of December 31, 1995 were as follows, in thousands of dollars:

Real estate-construction                                    $1,257
Real estate-mortgage                                           383

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)

Restructured loans at the dates indicated were as follows, in thousand of dollars:

                                    June 30, 1996      December 31, 1995
Commercial, financial and
  agricultural                           $                    $ 22
Installment loans to individuals                                 8
Real estate-mortgage                      422                  471
                                         $422                 $505
Accruing loans past due 90 days or more as to principal or interest at the dates indicated were as follows, in thousands of dollars:

                                    June 30, 1996      December 31, 1995
Commercial, financial and
  agricultural                           $143                 $ 30
Real estate-mortgage                      448                  188
Real estate-construction                   46
Installment loans to individuals          147                  163
                                         $784                 $381



Summary of Loan Loss Experience:

An analysis of loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

                                     June 30, 1996       June 30, 1995

Balance at beginning of period           $5,585               $6,050

Charge-offs:
 Commercial, financial and
   agricultural                             112                  137
 Installment loans to individuals           310                  321
                                            422                  458
Recoveries:
 Commercial, financial and
   agricultural                              38                   29
 Installment loans to individuals           116                   66
                                            154                   95
Net charge-offs                             268                  363
Additions charged to expense                670                   94

Balance at end of period                 $5,987               $5,781

Ratio of net charge-offs during the
  period to average loans                  0.05%                0.07%

Ratio of nonaccrual loans to total loans   0.82%                0.74%

Ratio of allowance for loan losses
  to nonaccrual loans                       125%                 156%

                  NORTHERN ILLINOIS FINANCIAL CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (continued)


Allocation of Allowance for Loan Losses, in thousands:

                               June 30, 1996          December 31, 1995
                                        % of                       % of
                                       Loans                      Loans
                                     in each                    in each
                                    Category                   Category
                                    to Total                   to Total
                           Amount      Loans          Amount      Loans

Commercial, financial
  and agricultural         $1,107      18.7%          $1,032      19.0%
Real estate-construction      475       6.8              445       7.5
Real estate-mortgage        3,927      66.4            3,620      64.4
Installment loans to
  individuals                 478       8.1              488       9.1
                           $5,987     100.0%          $5,585     100.0%


                  NORTHERN ILLINOIS FINANCIAL CORPORATION


PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

            The following was submitted to a vote of security holders during the quarter ended June 30, 1996, at the Annual Meeting held May 15, 1996.

            1. Election of Directors. Shareholders voted to elect eight nominees to the Board of Directors. The following Directors were nominated and elected: Jean Barry, Harry Bystricky, Frank Callero, Alan Emerick, Brenton Emerick, James Esposito, Robert Hinman and Howard McKee.

Item 6.   Exhibits and Reports on Form 8-K

            (a) Exhibits as follows:

                27. Financial Data Schedule, six months ended June 30,
                    1996.

            (b) Reports on Form 8-K

                No Form 8-K was required to be filed during the quarter ended June 30, 1996 as there were no events or transactions to be reported.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION



                                SIGNATURES



    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                               (Registrant)





August 12, 1996                /s/ Robert W. Hinman
Date                           Robert W. Hinman, President






August 12, 1996                /s/ David Albright
Date                           David Albright, Chief Financial Officer


                  NORTHERN ILLINOIS FINANCIAL CORPORATION



                                SIGNATURES



    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  NORTHERN ILLINOIS FINANCIAL CORPORATION
                               (Registrant)





August 12, 1996
Date                           Robert W. Hinman, President






August 12, 1996
Date                           David Albright, Chief Financial Officer